Form 10-Q
period 1996-03-30
SPECIALTY FOODS ACQUISITION CORP
filed 1996-05-14
CIK 912220

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 30, 1996 Commission File Number 33-68958

                 Specialty Foods Acquisition Corporation
          (Exact name of registrant as specified in its charter)


            State of Delaware                    75-2488183
         (State or other jurisdiction         (I.R.S.Employer
         of incorporation or organization)     Identification No.)


           520 Lake Cook Road, Suite 520, Deerfield, IL 60015
           (Address of principal executive offices)(Zip Code)

     Registrant's telephone number, including area code (847) 267-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]       No




The number of shares outstanding of the Registrant's common stock as of May 8, 1996 was 63,484,491 shares of common stock.



                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                    CONDENSED BALANCE SHEETS

                         (In thousands)

                                                 March 30,   December 30,
                                                   1996          1995
                                                ----------   -----------
                ASSETS                          (Unaudited)

Current assets:
    Cash and cash equivalents                 $     3,315   $    18,229
    Accounts receivable, net                       59,891        54,987
    Inventories                                   147,411       149,072
    Insurance claim receivable                     17,400             -
    Prepaid expenses and other current assets      14,137        10,151
                                              -----------   -----------
    Total current assets                          242,154       232,439

Property, plant, and equipment, net               356,153       369,430
Intangible assets, net                            469,557       471,874
Deferred debt issuance costs, net                  38,766        40,283
Other noncurrent assets                             3,402         3,609
                                              -----------   -----------
Total assets                                  $ 1,110,032   $ 1,117,635
                                              ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt      $     4,118   $     4,177
    Accounts payable                              173,838       148,550
    Accrued expenses                              103,829       120,586
                                              -----------   -----------
    Total current liabilities                     281,785       273,313

Long-term debt                                  1,147,851     1,139,556
Other noncurrent liabilities                       58,205        57,828

Stockholders' equity:
    Common stock                                      646           646
    Additional paid-in capital                     42,750        42,750
    Employee notes for common stock purchases      (1,134)       (1,134)
    Accumulated deficit                          (418,362)     (394,361)
    Cumulative translation adjustment                (794)         (837)
    Cost of common shares in treasury                (915)         (126)
                                              -----------   -----------
    Total stockholders' equity                   (377,809)     (353,062)
                                              -----------   -----------
Total liabilities and stockholders' equity    $ 1,110,032   $ 1,117,635
                                              ===========   ===========

See accompanying notes to condensed financial statements.


         SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF OPERATIONS

                            (Unaudited)
                  (In thousands, except share data)


                                                  Three months ended
                                               March 30,     March 31,
                                                  1996         1995
                                               ---------     ---------

Net sales                                      $ 474,917     $ 470,112
Cost of sales                                    336,907       330,231
                                               ---------     ---------
Gross profit                                     138,010       139,881

Operating expenses:
  Selling, general and administrative expenses   132,952       120,952
  Amortization of intangibles                      3,622         5,104
                                               ---------     ---------
  Total operating expenses                       136,574       126,056
                                               ---------     ---------
Operating profit                                   1,436        13,825

Other:
  Interest, net                                  (33,204)      (32,864)
  Other income (expense), net                      8,546        (1,829)
                                               ---------     ---------
Loss before income taxes and
  extraordinary item                             (23,222)      (20,868)

Provision for income taxes                           779           549
                                               ---------     ---------
Loss before extraordinary item                   (24,001)      (21,417)

Extraordinary item                                     -        (2,323)
                                               ---------     ---------
Net loss                                       $ (24,001)    $ (23,740)
                                               =========     =========

Loss per share
   Loss before extraordinary item                   (.37)         (.34)
   Extraordinary item                                  -          (.04)
                                               ---------     ---------
   Net Loss                                    $    (.37)    $    (.38)
                                               =========     =========

See accompanying notes to condensed financial statements.


       SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

               CONDENSED STATEMENTS OF CASH FLOWS

                          (Unaudited)
                         (In Thousands)

                                                   Three months ended
                                                March 30,     March 31,
                                                  1996           1995
                                              -----------   -----------
Cash flows from operating activities:
 Net loss                                       $ (24,001)  $ (23,740)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
    Depreciation and amortization                  15,723       16,510
    Debt issuance cost amortization                 1,517        2,268
    Write-off of deferred costs                         -        2,323
    Accretion of interest                           9,326        8,154
    Excess of insurance proceeds over
     carrying value of assets                      (8,300)           -
    Changes in operating assets and
       liabilities and other                      (12,817)     (24,044)
                                                ---------    ---------
Net cash used in operating activities             (18,552)     (18,529)
                                                ---------    ---------
Cash flows from investing activities:
 Capital expenditures                              (6,248)      (5,243)
 Proceeds from insurance claim                     15,000            -
 Other                                                 84          205
                                                ---------    ---------
Net cash provided by (used in)
 investing activities                               8,836      (5,038)
                                                ---------    ---------
Cash flows from financing activities:
 Payments on long-term debt                          (682)     (46,842)
 Proceeds from long-term debt                           -       45,199
 Payments of debt issuance costs                   (3,438)      (1,176)
 Purchase of treasury stock                          (789)        (986)
 Purchase of subordinated debentures               (1,689)           -
 Increase in revolving credit                       1,400       26,200
                                                ---------    ---------
Net cash provided by (used in) financing
 activities                                        (5,198)      22,395
                                                ---------    ---------

Decrease in cash and cash equivalents             (14,914)      (1,172)
Cash and cash equivalents at beginning
 of period                                         18,229        1,762
                                                ---------    ---------
Cash and cash equivalents at end of period      $   3,315    $     590
                                                =========    =========

See accompanying notes to condensed financial statements.

                 SPECIALTY FOODS ACQUISITION CORPORATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (In thousands, except share data)

NOTE 1 - Interim Financial Information

In the opinion of management, the accompanying unaudited interim condensed financial information of Specialty Foods Acquisition Corporation ("SFAC") and its subsidiaries (collectively, the "Company") contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position and results of operations. All significant intercompany accounts, transactions and profits have been eliminated.

These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 30, 1995 included in the annual report filed on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 - Earnings Per Share

The weighted average number of shares of common stock outstanding during the period utilized in the calculation of earnings per share ("EPS") was 64,112,572 and 63,388,310 in 1996 and 1995, respectively. No effect to common stock equivalents was given in the EPS calculation as their inclusion would have decreased the loss per share.

NOTE 3 - Inventories

     The components of inventories are as follows:

                                               March 30,      December 30,
                                                 1996             1995
                                              ----------      -----------
             Raw materials and packaging      $  28,308       $  26,126
             Work in progress                    55,072          56,213
             Finished goods                      63,519          66,476
             Other                                2,741           2,769
                                              ---------       ---------
                                                149,640         151,584
             Less LIFO and other reserves        (2,229)         (2,512)
                                              ---------       ---------
                                              $ 147,411       $ 149,072
                                              =========       =========

Inventories are stated at the lower of cost or market. Cost is determined principally by the last-in first-out ("LIFO") method, although the first-in first-out ("FIFO") method is used by certain subsidiaries.

NOTE 4 - Product Grouping Information

All of the Company's operations fall within the food industry segment. Net sales, gross profit and operating profit (loss) for the Company's major product groupings are summarized below:

                              Three months ended March 30, 1996
                --------------------------------------------------------------
                            Cheese and      Other
                  Bakery       Meat     Specialty Food  Corporate      Total
                Operations  Operations     Operations   and Other   Operations
                ----------  ----------  --------------  ----------  ----------

Net sales         213,115     227,042        34,760          -         474,917
                  =======     =======       =======       =======      =======

Gross profit       99,807      27,187        11,016          -         138,010
                  =======     =======       =======       =======      =======

Operating profit    1,907       3,536           627        (4,634)       1,436
                  =======     =======       =======       =======      =======


                                    Three Months Ended March 31, 1995
                 --------------------------------------------------------------
                             Cheese and      Other
                   Bakery       Meat     Specialty Food  Corporate     Total
                 Operations  Operations    Operations    and Other   Operations
                 ----------  ----------  --------------  ----------  ----------

Net sales          206,225     232,291        31,596          -        470,112
                   =======     =======       =======       =======     =======

Gross profit        99,058      30,708        10,115          -        139,881
                   =======     =======       =======       =======     =======

Operating profit     6,885       9,332           616        (3,008)     13,825
                   =======     =======       =======       =======     =======

The Bakery Operation's products primarily consist of breads, buns, rolls, sweet goods, cookies and sourdough French bread. These products are distributed primarily through a company-owned DSD system throughout the Midwestern United States, California and the Pacific Northwest.

The Cheese and Meat Operation's products primarily consist of specialty Italian cheeses, other European-style specialty cheeses, basic Italian cheeses and pre-cooked meat products. The cheese products are sold throughout the United States, through retail grocers, to foodservice accounts and to industrial food processors. The meat products are sold primarily to national and regional restaurant chains and to prepared-food producers.

Products in the Other Specialty Food Operations grouping include pickles, peppers, and spices sold through retail grocers in the greater New York metropolitan area and bagel chips distributed nationally through brokers and distributors to grocery stores, gourmet shops and club stores. The Company also operates 29 cafe shops located in the San Francisco Bay area, San Diego and the greater Chicago area.

NOTE 5 - STELLA FIRE

On January 5, 1996, a Stella Foods, Inc. (Stella) cheese manufacturing plant located in Lena, Wisconsin was substantially destroyed by fire. The plant, which was responsible for approximately 20% of Stella's production, produced mozzarella and ricotta cheeses sold primarily under the Frigo trademark.
The Company is rebuilding the plant and expects it to be substantially operational by the end of August, 1996. Although Stella has shifted some of the Lena production to other plants and to co-packers, it has not been able to replace all of its customers' product requirements. As a result, the Company's 1996 first quarter operating profit was adversely impacted by approximately $2.1 million.

The Company has comprehensive insurance which provides replacement cost coverage for all property damage, as well as reimbursement for lost operating profit for the period until the plant is fully operational.

Management's current estimate of the total insurance claim through March 30, 1996 is $32 million of which $19.5 million has been received to date ($15 million received as of March 30). The portion of the claim representing coverage for the lost operating profit ($2.1 million) during the first quarter and the portion representing management's estimate of the excess of replacement cost over book value of assets destroyed and written off
($8.3 million), have been recorded as "Other income" in the statement of operations. The Company expects settlement procedures with its insurance carriers to continue throughout the remainder of 1996.

NOTE 6 - Other Information

On January 12, 1996, the Company's President and Chief Executive Officer (the "Executive") resigned. The Company entered into a termination agreement with the Executive pursuant to which the Company will pay the Executive approximately $2.0 million over a period of twenty-four months beginning in January, 1996. The payments have been fully accrued in the financial statements for the quarter ended March 30, 1996. The termination agreement also provided for the purchase by SFAC of the Executive's common stock and subordinated debentures at a price equal to approximately $0.73 per share of common stock and the accreted value of the subordinated debentures. The aggregate consideration paid to the Executive in the purchase of such securities equaled $2.5 million. SFAC and the Executive also entered into an Amended and Restated Stock Option Agreement which reduced the number of shares subject to an option to purchase common stock of SFAC from 1,950,972 to 350,000.

As of March 30, 1996 the Company was in compliance with all covenants under its Term Facility and Revolving Credit Facility (together, the "Credit Facilities"). However, if the difficult conditions experienced by businesses in categories in which the Company competes continue throughout the remainder of 1996, the Company may violate certain financial covenants under the Credit Facilities. If necessary, management would request amendments to its financial covenants relating to 1996 results.

NOTE 7 - Subsequent Events

On April 12, 1996 the Company executed a non-binding letter of intent to merge its subsidiary, Belsea Holdings, Inc (Belsea) into a newly-formed joint venture with United States Bakery (USB) of Portland, Oregon. This transaction, which is subject to certain conditions, including obtaining certain regulatory approvals, is expected to close in the third quarter of 1996 and, will result in the contribution of substantially all the respective assets and liabilities of Belsea and USB into the joint venture. The tentative terms of the transaction provide for minority ownership of the joint venture on the part of the Company.

On April 25, 1996 the Company entered into several agreements for the sale and leaseback of approximately $17.9 million of production equipment at four bakeries and two cheese plants. The leases will be classified as operating leases and, as a result, the book value of the equipment will be removed from the balance sheet. Losses of $2.5 million realized on the sale of equipment at two facilities will be recognized immediately while gains of $5.0 million realized on the equipment sales at the other four facilities will be deferred and amortized to income as rent expense adjustments over the 6 1/2-year lease term. Aggregate rentals under the leases will approximate $3.5 million annually, commencing in May, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          COMPARISON OF FIRST QUARTER 1996 TO FIRST QUARTER 1995

Consolidated net sales for the three months ended March 30, 1996 increased
1% to $475 million compared to $470 million in 1995. Excluding the impact of acquisitions, net sales were comparable to the prior year.

Net sales of the Bakery Operations increased $7 million (3%) to $213 million. This increase was primarily due to price increases and the acquisition in May, 1995 of two bakeries and the related routes, partially offset by slightly lower volumes. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M Food Systems Company, Inc. (H&M), respectively, decreased $5 million (2%) to $227 million. Net sales increased at Stella by $1 million (1%), while declining $6 million (13%) at H&M. Stella's net increase in sales resulted from price increases, substantially offset by decreased volume resulting from a fire at a Stella manufacturing plant in January, 1996. (See "Stella Fire" below for further discussion regarding the fire and its impacts.) The decline at H&M was primarily due to lower commodity prices and the loss of significant business from its largest customer subsequent to the first quarter of 1995. Net sales of the Other Specialty Food Operations increased $3 million (10%) primarily due to the incremental sales contribution from the New York Style Bagel Chip Business, which was acquired in September, 1995.

The Company's gross profit margin decreased to 29.1% from 29.8% in 1995 primarily due to a significant increase in the cost of flour and milk, the key commodity ingredients in the Company's Bakery and Cheese
Operations, respectively, partially offset by price increases and continued manufacturing cost reductions.

Consolidated operating profit in 1996 decreased 89.8% to $1.4 million compared to $13.8 million in 1995. Operating profit in the Bakery
Operations decreased 72.3% to $1.9 million compared to $6.9 million in 1995. This decrease was principally due to the significant increase in the cost of flour, increases in promotion and selling expenses and slightly lower volumes, partially offset by price increases and decreased amortization expense due to the 1995 goodwill write-down.

Operating profit in the Cheese and Meat Operations decreased 62.1% to $3.5 million compared to $9.3 million in 1995. Operating profit at Stella decreased $6.0 million (79%) principally due to a significant increase in milk prices, increased promotion and distribution expenses and volume losses resulting from the fire, partially offset by price increases. Operating profit at H&M was essentially flat compared to the prior year as the negative impacts of lower volume and lower commodity prices were fully offset by cost reductions and decreased amortization expense due to the 1995 goodwill write-down. Operating profit in the Other Specialty Food Operations was essentially flat compared to 1995.

Corporate expenses increased to $4.6 million in 1996 compared to $3.0 million in 1995. On January 12, 1996, the Company announced the resignation of its President and Chief Executive Officer (the "Executive"). The Company entered into a termination agreement with the Executive pursuant to which the Company will pay the Executive approximately $2.0 million over a period of twenty-four months beginning in January, 1996. All costs associated with the termination agreement have been accrued in the first quarter and resulted in the increase in corporate expenses.

Interest expense in 1996 increased 1% to $33.2 million from $32.9 million in 1995 principally due to the additional indebtedness that results from the accretion of interest on the Company's Senior Debentures and Subordinated Debentures, partially offset by a small decline in interest rates.

The effective income tax rates in 1996 and 1995 differ from the Federal statutory rate primarily due to the nondeductibility of the amortization of certain intangible assets and tax benefits not currently recognizable for financial statement purposes.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was essentially unchanged from 1995 at approximately $18.5 million. In 1996, the benefit from the Company's continued aggressive management of its working capital accounts, particularly accounts payable, was substantially offset by lower operating profit and cash expenditures associated with the Stella fire that have not yet been reimbursed by the Company's insurance carriers. In both 1996 and 1995, the Company's first quarter operating cash flows were impacted by interest payments totaling $22.8 million on its 10 1/4% Senior Notes and the 11 1/4% Senior Subordinated Notes.

The Company's businesses are moderately seasonal with higher sales, operating profit and operating cash flows generally occurring in the third and fourth quarters of the year. This seasonality is due primarily to higher bread sales in the summer months and higher cheese sales in the fall and winter months. The cheese business tends to build inventory of its hard-style cheeses for aging in the spring and summer when milk prices have historically been lower.

Specialty Foods Finance Corporation ("SFFC"), an accounts receivable subsidiary, purchases substantially all of the accounts receivable from the operating subsidiaries of the Company. SFFC sells, for cash, an undivided interest in eligible accounts receivable, up to a maximum of $95 million, on a revolving basis, pursuant to a securitization facility. At March 30, 1996 and March 31, 1995, the consolidated accounts receivable balance has been reduced by $95 million due to the receivables sold by SFFC pursuant to the securitization facility.

Net cash provided by investing activities was $8.8 million in 1996 compared to net cash used in investing activities of $5.0 million in 1995. Investing activities in 1996 include the $15 million proceeds from the Stella fire insurance claim. Capital expenditures were $6.2 million in 1996 and $5.2 million in 1995. These expenditures have been funded primarily through internally generated funds and borrowings under the Revolving Credit Facility. Capital expenditures are expected to approximate $40 million for the full year and will continue to be funded from internal sources and available borrowing capacity under the Revolving Credit Facility. The planned level of capital expenditures is needed primarily to maintain the Company's existing level of operations and enhance its production efficiencies.

Net cash used in financing activities was $5.2 million in 1996 compared to net cash provided by financing activities of $22.4 million in 1995. In 1996, limited additional borrowings under the Revolving Credit Facility were required principally due to the cash on hand at the end of 1995. The Revolving Credit Facility provides for borrowings of up to $125 million. At March 30, 1996, $74.0 million was outstanding under the Revolving Credit Facility and the Company had $24.6 million of outstanding letters of credit. The letters of credit reduce the availability of the facility and, as a result, $26.4 million was available for borrowing at March 30, 1996.

In February, 1995, the Company repaid approximately $45 million in principal amount of the Original Term Loan Facility previously due on or prior to August, 1996 and, concurrently with the payment of such amounts, borrowed $45 million under the Original Term Loan Facility with maturities in 1996 through 1999. As a result of this early extinguishment of debt, deferred debt issuance costs of $2.3 million were written off and recorded as an extraordinary item in the 1995 first quarter.

The consolidated indebtedness of the Company as of March 30, 1996 consisted of $74 million under the Revolving Credit Facility, $174 million under the Term Facility, $225 million in 10 1/4% Senior Notes due 2001, $200 million in 11 1/4% Senior Subordinated Notes due 2003, $150 million in 11 1/8% Senior Notes due 2002, $209 million of Senior Debentures due 2005, $101 million of Subordinated Debentures due 2006, and $19 million of other indebtedness, principally industrial development bonds.

With respect to the $174 million borrowed under the Term Facility, the Company will be required to make principal payments of $.5 million, $.5 million, $.5 million, $.5 million, $86 million and $86 million in 1996, 1997, 1998, 1999, 2000, and 2001, respectively. Borrowings under the Revolving Credit Facility will mature in April, 2001.

The $209 million of Senior Debentures and $101 million of Subordinated Debentures are obligations of SFAC, a holding company which conducts business through Specialty Foods Corporation (SFC) and SFC's subsidiaries, and has no operations of its own. The primary asset of SFAC is the common stock of SFC. SFAC has no other cash flows other than from dividends and other distributions from SFC. The right of SFAC to participate in any distributions of earnings or assets of SFC and SFC's subsidiaries is subject to the prior claims of the creditors of SFC and such subsidiaries. In addition, the agreements governing the Term Facility and the Revolving Credit Facility and the indentures governing the existing public debt of SFC (the Senior Notes and the Senior Subordinated Notes) contain certain restrictive covenants, including, to the detriment of the holders of the Senior
Debentures and the Subordinated Debentures, certain covenants that restrict or prohibit (with de minimis exceptions) SFC's ability to pay dividends or to make other distributions to SFAC. Specifically, as a result of the Company's goodwill write-down in 1995, SFC's ability to make distributions to SFAC under the indentures of the Senior Notes and the Senior Subordinated Notes has been impaired and these indentures will require modification before any such distributions to SFAC can be made. Interest becomes payable on the Senior Debentures commencing in February, 2000 and the Subordinated
Debentures commencing in February, 2002. Consequently, all or a portion of the Senior Debentures and the Subordinated Debentures may require refinancing prior to the maturity thereof.

As of March 30, 1996 the Company was in compliance with all covenants under its Credit Facilities. However, if the difficult conditions experienced by businesses in categories in which the Company competes continue throughout the remainder of 1996, the Company may violate certain of its financial covenants under the Credit Facilities. If necessary, management would request amendments to its financial covenants relating to 1996 results.

The Company remains highly leveraged and, as a result, a significant portion of its operating cash flows are required for debt service and to fund seasonal working capital requirements. Nonetheless, management believes that cash flows from operations, available borrowing capacity under the Revolving Credit Facility, and financing opportunities, such as the equipment sale and leaseback transaction discussed in Note 7 to the Condensed Financial Statements, available under the Company's debt documents, provide sufficient liquidity to enable the Company to meet its debt service obligations until the year 2000, although there can be no assurances that cash flow will be adequate to meet such obligations. Based upon current levels of operations and anticipated growth, the Company expects that it will be required to refinance a portion of its indebtedness beginning in the year 2000. The Company currently has no specific plans for the implementation of such financing.

STELLA FIRE

On January 5, 1996, a Stella cheese manufacturing plant located in Lena, Wisconsin was substantially destroyed by fire. The plant, which was responsible for approximately 20% of Stella's production, produced mozzarella and ricotta cheeses sold primarily under the Frigo trademark. The Company is rebuilding the plant and expects it to be substantially operational by the end of August, 1996. Although Stella has shifted some of the Lena production to other plants and to co-packers, it has not been able to replace all of its customers' product requirements. As a result, the Company's 1996 first quarter operating profit was adversely impacted by approximately $2.1 million.

The Company has comprehensive insurance which provides replacement cost coverage for all property damage, as well as reimbursement for lost operating profit for the period until the plant is fully operational.

Management's current estimate of the total insurance claim through March 30, 1996 is $32 million of which $19.5 million has been received to date ($15 million received as of March 30). The portion of the claim representing coverage for the lost operating profit ($2.1 million) during the first quarter and the portion representing management's estimate of the excess of replacement cost over book value of assets destroyed and written off
($8.3 million), have been recorded as "Other income" in the statement of operations. The Company expects settlement procedures with its insurance carriers to continue throughout the remainder of 1996.


                     PART II - OTHER INFORMATION


Item 4:  Submission of Matters Subject to a Vote of Security Holders

None.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibit 27 Financial Data Schedule

(b) The Company filed a Report on Form 8-K dated March 28, 1996, disclosing a press release reporting SFC's financial results for the 1995 fourth quarter and year end, which included a write-down of certain acquisition-related goodwill.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              SPECIALTY FOODS CORPORATION
              (Registrant)

              By:  /s/ Paul J. Liska

                       Paul J. Liska
                       President and Chief Executive Officer


Dated:  May 14, 1996