Form 10-Q
period 1996-06-29
SPECIALTY FOODS ACQUISITION CORP
filed 1996-08-13
CIK 912220

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended June 29, 1996 Commission File Number 33-68958

                   Specialty Foods Acquisition Corporation
          (Exact name of registrant as specified in its charter)


               State of Delaware                 75-2488183
               (State or other jurisdiction       (I.R.S. Employer
               of incorporation or organization)  Identification No.)


            9399 W. Higgins Road, Suite 800, Rosemont, IL 60018
        (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code (847) 685-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X       No




The number of shares outstanding of the Registrant's common stock as of August 12, 1996 was 63,484,491 shares.




                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets
                              (In thousands)

                                             June 29,   December 30,
                 Assets                        1996         1995
                                            ------------------------
                                            (unaudited)
Current assets:
 Cash                                      $      265   $    18,229
 Accounts receivable, net                      59,384        54,987
 Inventories                                  154,590       149,072
 Other current assets                          27,952        10,151
                                           ----------   -----------
   Total current assets                       242,191       232,439

Property, plant and equipment, net            349,440       369,430
Intangible assets, net                        466,279       471,874
Other noncurrent assets                        40,500        43,892
                                          -----------   -----------
   Total assets                           $ 1,098,410   $ 1,117,635
                                          ===========   ===========
   Liabilities and Stockholders' Equity

Current liabilities:
 Current maturities of long-term debt     $     4,175   $     4,177
 Accounts payable                             168,390       148,550
 Accrued expenses                             107,539       120,586
                                          -----------   -----------
   Total current liabilities                  280,104       273,313

Long-term debt                              1,161,325     1,139,556
Other noncurrent liabilities                   58,339        57,828
                                          -----------   -----------
   Total liabilities                      $ 1,499,768   $ 1,470,697
                                          -----------   -----------
Stockholders' equity                         (401,358)    (353,062)
                                          -----------   -----------
     Total liabilities and stockholders'
        equity                            $ 1,098,410   $ 1,117,635
                                          ===========   ===========

See accompanying notes to financial statements.


         SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                (Unaudited)
                   (In thousands, except per share data)


                                Three months ended        Six months ended
                              -----------------------------------------------
                                June 29,   June 30,      June 29,    June 30,
                                  1996       1995          1996        1995
                               ---------  ---------    ---------   ---------
 Net sales                     $ 504,156  $ 494,832    $ 979,073   $ 964,944
 Cost of sales                   351,765    338,699      688,671     668,930
                               ---------  ---------    ---------   ---------
           Gross profit          152,391    156,133      290,402     296,014

 Operating expenses:
   Selling, general and
    administrative expenses      135,455    125,304      268,409     246,256
   Amortization of
    intangibles                    3,570      5,077        7,192      10,181
                               ---------  ---------    ---------   ---------
     Total operating expenses    139,025    130,381      275,601     256,437
                               ---------  ---------    ---------   ----------
     Operating profit             13,366     25,752       14,801      39,577

 Other:
   Interest expense               34,130     32,484       67,334      65,348
   Other (income) expense, net     2,549      1,698       (5,997)      3,527
                               ---------  ---------    ----------  ----------
     Loss before income taxes
      and extraordinary item     (23,313)    (8,430)     (46,536)    (29,298)

 Provision for income taxes          253        700        1,032       1,249
                               ---------  ---------    ---------   ---------
     Loss before extraordinary
      item                       (23,566)    (9,130)     (47,568)    (30,547)

 Extraordinary item                    -          -            -      (2,323)
                               ---------  ---------    ---------   ---------
        Net loss               $ (23,566) $  (9,130)   $ (47,568)  $ (32,870)
                               =========  =========    =========   =========

 Loss per share
   Loss before
    extraordinary item              (.37)      (.14)        (.75)       (.47)
   Extraordinary item                  -          -           -         (.04)
                               ---------  ---------    ---------   ---------
        Net loss               $    (.37) $    (.14)    $   (.75)  $    (.51)
                               =========  =========    =========   =========
 Weighted average common
  shares outstanding              63,478     63,560       63,795      63,648
                               =========  =========    =========   =========

 See accompanying notes to financial statements.




         SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)
                              (In thousands)

                                         Six months ended
                                     June 29, 1996    June 30, 1995

Cash flows from operating activities:
 Net loss                                $ (47,568)     $ (32,870)
 Adjustments to reconcile net
  loss to net cash provided by (used
  in) operating activities:
   Depreciation and amortization            31,193         33,212
   Debt issuance cost amortization           3,651          4,470
   Accretion of interest on debentures      18,887         16,550
   Changes in operating assets and
     liabilities and other, net            (26,247)       (11,378)
                                        ----------     ----------
Net cash provided by (used in)
 operating activities                      (20,084)         9,984
                                        ----------     ----------
Cash flows from investing activities:
 Capital expenditures                      (31,463)       (13,700)
 Proceeds from insurance claim              15,000              -
 Proceeds from sale-leaseback of
  equipment                                 17,941              -
 Acquisition of business, net of
  cash acquired                                  -         (5,429)
 Other                                       1,740            857
                                        ----------     ----------
Net cash provided by (used in)
 investing activities                        3,218        (18,272)
                                        ----------     ----------
Cash flows from financing activities:
 Increase in revolving credit                6,600          2,000
 Payments on long-term debt                 (1,713)       (48,225)
 Proceeds from long-term debt                    -         55,906
 Other                                      (5,985)        (2,162)
                                        ----------     ----------
Net cash provided by (used in)
 financing activities                       (1,098)         7,519
                                        ----------     ----------

Decrease in cash                           (17,964)          (769)
Cash at beginning of period                 18,229          1,762
                                        ----------     ----------
Cash at end of period                   $      265     $      993
                                        ==========     ==========

See accompanying notes to financial statements.



NOTE 1 - Interim Financial Information

In the opinion of management, the accompanying unaudited interim condensed financial information of Specialty Foods Acquisition Corporation ("SFAC") and its subsidiaries (together with SFAC, the "Company") contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position and results of operations. All significant intercompany accounts, transactions and profits have been eliminated.

These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 30, 1995 included in the annual report filed on Form 10-
K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - Inventories

The components of inventories are as follows:
                                        June 29,    December 30,
                                          1996          1995
                                      ----------     ---------
        Raw materials and packaging   $  31,358      $  28,447
        Work in process                  58,501         55,119
        Finished goods                   64,731         65,506
                                      ---------       --------
                                      $ 154,590      $ 149,072

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out ("FIFO") method.


NOTE 3 - Product Grouping Information

All of the Company's operations fall within the food industry segment. Net sales, gross profit and operating profit for the Company's major product groupings are summarized below:


                               Three months ended June 29, 1996
                 ---------------------------------------------------------------
                             Cheese and       Other
                   Bakery       Meat     Specialty Food   Corporate    Total
                 Operations  Operations    Operations     and Other  Operations
                 ----------  ----------  --------------   ---------  ----------
Net sales          $230,403    $232,446      $41,307             -    $504,156

Gross profit       $110,669    $ 27,909      $13,813             -    $152,391

Operating profit   $  9,279    $  4,109      $ 2,304       $(2,326)   $ 13,366


                                Three months ended June 30, 1995
                 ---------------------------------------------------------------
                             Cheese and      Other
                   Bakery       Meat     Specialty Food   Corporate     Total
                 Operations  Operations    Operations     and Other   Operations
                 ----------  ----------  --------------   ---------   ----------
Net sales          $231,461    $227,649      $35,722             -    $494,832

Gross profit       $113,958    $ 29,702      $12,473             -    $156,133

Operating profit   $ 15,119    $  9,434      $ 2,258       $(1,059)   $ 25,752


                                 Six months ended June 29, 1996
                 ---------------------------------------------------------------
                             Cheese and      Other
                   Bakery       Meat     Specialty Food   Corporate     Total
                 Operations  Operations    Operations     and Other   Operations
                 ----------  ----------  --------------   ---------   ----------
Net sales          $443,518    $459,488      $76,067             -    $979,073

Gross profit       $210,477    $ 55,096      $24,829             -    $290,402

Operating profit   $ 11,186    $  7,645      $ 2,930      $(6,960)    $ 14,801


                                Six months ended June 30, 1995
                 ---------------------------------------------------------------
                             Cheese and      Other
                   Bakery       Meat     Specialty Food   Corporate     Total
                 Operations  Operations    Operations     and Other   Operations
                 ----------  ----------  --------------   ---------   ----------
Net sales          $437,686    $459,940       $67,318            -    $964,944

Gross profit       $213,016    $ 60,410       $22,588            -    $296,014

Operating profit   $ 22,004    $ 18,766       $ 2,874      $(4,067)   $ 39,577


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

Products in the Other Specialty Food Operations grouping include pickles, peppers and spices sold through retail grocers in the greater New York metropolitan area and bagel chips distributed nationally through brokers and distributors to grocery stores, gourmet shops and club stores. The Company also operates 33 cafe shops located in the San Francisco Bay area, San Diego and the greater Chicago area.


NOTE 4 - Stella Fire

On January 5, 1996, a Stella Foods, Inc. ("Stella") cheese manufacturing plant located in Lena, Wisconsin was substantially destroyed by fire. The plant, which was responsible for approximately 20% of Stella's production, produced mozzarella and ricotta cheeses sold primarily under the Frigo trademark. The Company is rebuilding the plant and expects it to be substantially operational by the end of September, 1996.

The Company has comprehensive insurance which provides replacement cost coverage for all property damage, as well as reimbursement for extra expense and lost operating profit for the period until the plant is fully operational.

As of June 29, 1996, the Company has received $20 million from its insurance carriers ($30 million received as of August 12.) In the Company's statement of cash flows for the six-month period ended June 29, 1996, the insurance proceeds which relate to damaged property ($15 million) have been classified with investing activities, while the remainder of the proceeds ($5 million) have been classified with operating activities. Additionally, the portion of the claim representing coverage for the lost operating profit ($3.5 million) and the portion representing the excess of replacement cost over book value of assets destroyed and written off ($13 million), have been recorded as other income in the statement of operations for the six-month period ended June 29, 1996. The Company expects settlement procedures with its insurance carriers to continue throughout the remainder of 1996.

In order to accelerate the collection of amounts due to the Company under its insurance claim, on May 21, 1996, the Company sold $10 million of the insurance receivable to certain stockholders and affiliates of stockholders of SFAC. The receivable was purchased by Acadia Partners, L.P., Keystone, Inc., and Haas Wheat Advisory Partners Incorporated in the amount of $4.5 million, $4.5 million, and $1.0 million, respectively.


NOTE 5 - Sale-Leaseback Transaction

On April 25, 1996 the Company entered into several agreements for the sale and leaseback of approximately $17.9 million of production equipment at four bakeries and two cheese plants. The leases are classified as operating leases and, accordingly, the book value of the equipment was removed from the balance sheet. Losses of $2.2 million realized on the sale of equipment at two facilities were recognized immediately and recorded in other expense while gains of $5.0 million realized on the equipment sales at the other four facilities are being deferred and amortized to income as rent expense adjustments over the 6 1/2-year lease term. Aggregate rentals under the leases approximate $3.5 million annually.


NOTE 6 - Dispositions

On May 18, 1996, the Company sold its baking business in North Vancouver, British Columbia for cash proceeds of $1.5 million. The assets sold consisted primarily of accounts receivable, equipment and customer routes. A loss of $4.5 million ($3.8 million after taxes), resulted from the transaction and is recorded in other expense. The 1996 revenues of this business through the date of sale approximated $9 million.

In a separate transaction, on August 2, 1996, the Company sold the building and land associated with the above business for aggregate proceeds of $4.7 million, which approximates book value. The transaction will be reflected in the Company's fiscal third quarter financial statements.


NOTE 7 - Debt Covenants

As of June 29, 1996, the Company was not in compliance with certain financial covenants under the Amended Term Facility and Revolving Credit Facility (together, the "Credit Facilities"). As a result, the Company requested and received a waiver of such covenants for the second quarter of fiscal 1996 from its lenders. In connection with the waiver, the Company's loan agreements were amended to provide for an increase in the interest rate paid for outstanding indebtedness under the Credit Facilities. Effective August 2, 1996, the rate was increased from LIBOR plus 2 1/4% to LIBOR plus 2 1/2%.

Based upon its current projections, the Company anticipates that additional covenant relief will be requested in fiscal 1996. Management believes, based on discussions with the Company's lenders, that it will be able to obtain the appropriate covenant relief, although there can be no assurance that such relief will be granted.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SEASONALITY

The Company's businesses are moderately seasonal with higher sales and operating profit generally occurring in the third and fourth quarters of the year. This seasonality is due primarily to higher bread sales in the summer months and higher cheese sales in the fall and winter months.

COMMODITY INGREDIENTS

The Company is a significant purchaser of commodity ingredients, particularly flour, milk and various meat products (primarily beef). These commodities represent significant components of product costs in the Company's Bakery, Cheese and Meat Operations. As a result, movement in the price level of these commodities can have a significant impact on the Company's production costs and, ultimately, its profitability.

The bulk of these commodities are purchased on the open market at current rates. However, occasionally the Company makes advance purchases of these products in order to lock in what is perceived to be favorable pricing and to protect itself from market price fluctuations. This is particularly the case with regard to the Company's purchases of flour for its Bakery Operations.

The Company attempts to pass through increases in the costs of ingredients to its customers where possible. The ability to do so is dependent primarily upon competitive conditions in the various markets in which the Company conducts business and upon consumer demand for products in
categories in which the Company competes.   Generally, increases in
commodity costs adversely impact the Company. This is not the case, however, as it relates to meat commodity costs. Due to the standard formula pricing method used in the industry, lower meat costs negatively impact the profitability of the Company's Meat Operations.

As further discussed below in "Results of Operations", sharp increases in the price of flour and milk have significantly decreased the profits and operating cash flows of the Company's Bakery Operations and Cheese Operations in the first half of fiscal 1996. Management expects the difficult commodity conditions to continue to impact its profitability and operating cash flows in the second half of 1996, particularly in its Cheese Operations. Given the further increase in milk costs since the end of the second quarter, management anticipates that the difficult conditions experienced by its Cheese Operations will continue in the second half of 1996. Although flour costs are anticipated to be at higher levels for the second half of 1996 versus the comparable period in 1995, pricing actions taken by the Company should mitigate the adverse impact of flour costs over this period.


RESULTS OF OPERATIONS

         COMPARISON OF SECOND QUARTER 1996 TO SECOND QUARTER 1995

Consolidated net sales for the quarter ended June 29, 1996 increased 2% to $504 million compared to $495 million in 1995. Acquisition and disposition activity had a negligible impact on the comparability of consolidated net sales.

Net sales of the Bakery Operations were essentially flat compared to 1995 as price increases were offset by slightly lower volumes and the impact of the disposition of the Company's Canadian bakery operations in May, 1996. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M Food Systems Company, Inc. ("H&M"), respectively, increased $5 million (2%) to $232 million. Net sales increased at Stella by $11 million (6%) and declined $6 million (13%) at H&M. Stella's net increase in sales resulted primarily from price increases, reflecting the significant increase in the cost of milk in 1996, partially offset by decreased volume resulting from a fire at its Lena, Wisconsin manufacturing plant in January, 1996. (See
Note 4 in Notes to Financial Statements for further discussion regarding the fire and its impacts.) Excluding the negative impact on volumes due to the fire, unit sales increased 3%. The decline at H&M was primarily due to lower commodity prices and lower volume. Net sales of the Other Specialty Food Operations increased $6 million (16%) primarily due to the incremental sales contribution from the New York Style Bagel Chip Business, which was acquired in September, 1995.

The Company's gross profit margin decreased to 30.2% from 31.6% in 1995 primarily due to a significant increase in the cost of flour and milk, the key commodity ingredients in the Company's Bakery and Cheese Operations, respectively, partially offset by price increases and continued manufacturing cost reductions.

Consolidated operating profit in 1996 decreased 48.1% to $13.4 million compared to $25.8 million in 1995. Operating profit in the Bakery Operations decreased 38.6% to $9.3 million compared to $15.1 million in 1995. This decrease was principally due to the significant increase in the cost of flour and increases in SG&A expenses, partially offset by price increases, cost reductions and decreased amortization expense due to the 1995 goodwill writedown. The cost of flour increased 30% compared to 1995 and negatively impacted operating profit in the second quarter of 1996 by approximately $5 million. SG&A expenses in the Bakery Operations increased $4 million (4%) in 1996 principally due to inflation.

Operating profit in the Cheese and Meat Operations decreased 56.4% to $4.1 million compared to $9.4 million in 1995. Operating profit at Stella decreased $5.5 million (75%) principally due to a significant increase in the cost of milk, increased promotion and distribution expenses and volume losses resulting from the fire, partially offset by price increases. Operating profit at H&M increased slightly as the negative impacts of lower volume and lower commodity prices were more than offset by cost reductions and decreased amortization expense due to the 1995 goodwill writedown. Operating profit in the Other Specialty Food Operations was essentially flat compared to 1995.

Interest expense in 1996 increased 5% to $34.1 million from $32.5 million in 1995 principally due to the additional indebtedness that results from the accretion of interest on the Company's Senior Debentures and Subordinated Debentures.

Other expense increased to $2.5 million in 1996 from $1.7 million in 1995. The increase in 1996 results from a loss on the sale of the Company's Canadian bakery operations and a loss on the sale and leaseback of certain equipment substantially offset by the gain associated with the Company's insurance recovery. These transactions are more fully described in the Notes to Financial Statements.

The effective income tax rates in 1996 and 1995 differ from the Federal statutory rate primarily due to the nondeductibility of the amortization of certain intangible assets and tax benefits not currently recognizable for financial statement purposes.

As a result of the above factors, net loss increased to $23.6 million in 1996 compared to $9.1 million in 1995.

Because of the highly-leveraged status of the Company, earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company's EBITDA in 1996, which also includes the portion of its insurance claim that relates to lost operating profit, decreased to $30.2 million in 1996 from $42.5 million in the same quarter of 1995 for the reasons described above.


  SIX MONTHS ENDED JUNE 29, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Consolidated net sales for the six months ended June 29, 1996 increased 1% to $979 million compared to $965 million in 1995. Excluding the impact of acquisitions and dispositions, net sales increased approximately $5 million.

Net sales of the Bakery Operations increased $6 million (1%) to $444 million. This increase was primarily due to price increases and the acquisition in May, 1995 of two bakeries and the related routes, partially offset by lower volumes. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M, respectively, were flat compared to 1995. Net sales increased at Stella by $13 million (3%) and declined $13 million (15%) at H&M. Stella's net increase in sales resulted primarily from price increases, reflecting the significant increase in the cost of milk in 1996, partially offset by decreased volume resulting from a fire at its Lena, Wisconsin manufacturing plant in January, 1996. (See Note 4 in Notes to Financial Statements for further discussion regarding the fire and its impacts.) Excluding the negative impact on volumes due to the fire, unit sales increased 3%. The decline at H&M was primarily due to lower commodity prices and lower volume. Net sales of the Other Specialty Food Operations increased $9 million (13%) primarily due to the incremental sales contribution from the New York Style Bagel Chip Business, which was acquired in September, 1995.

The Company's gross profit margin decreased to 29.7% from 30.7% in 1995 primarily due to a significant increase in the cost of flour and milk, the key commodity ingredients in the Company's Bakery and Cheese Operations, respectively, partially offset by price increases and continued manufacturing cost reductions.

Consolidated operating profit in 1996 decreased 62.6% to $14.8 million compared to $39.6 million in 1995. Operating profit in the Bakery Operations decreased 49.2% to $11.2 million compared to $22.0 million in 1995. This decrease was principally due to the significant increase in the cost of flour and increases in SG&A expenses, partially offset by price increases, cost reductions and decreased amortization expense due to the 1995 goodwill writedown. The price of flour increased over 25% compared to 1995 and negatively impacted operating profit in the first six months of 1996 by approximately $9 million. SG&A expenses in the Bakery Operations increased $10 million (6%) in 1996 principally due to inflationary increases impacting the Bakery Operations in general and increases in marketing and promotion expenses primarily relating to the Company's cookie business.

Operating profit in the Cheese and Meat Operations decreased 59.3% to $7.6 million compared to $18.8 million in 1995. Operating profit at Stella decreased $11.4 million (77%) principally due to a significant increase in the cost of milk, increased promotion and distribution expenses and volume losses resulting from the fire, partially offset by price increases. Operating profit at H&M increased slightly as the negative impacts of lower volume and lower commodity prices were more than offset by cost reductions and decreased amortization expense due to the 1995 goodwill writedown. Operating profit in the Other Specialty Food Operations was essentially flat compared to 1995.

Corporate expenses increased to $6.9 million in 1996 compared to $4.1 million in 1995 primarily due to termination costs associated with the resignation of the Company's President and Chief Executive Officer on January 12, 1996.

Other (income) expense, net was $6.0 million income in 1996 compared to expense of $3.5 million in 1995. The net other income in 1996 results primarily from the Company's insurance recovery, partially offset by a loss incurred in connection with the disposition of the Company's Canadian bakery operations and a loss on the sale and leaseback of certain equipment. These transactions are more fully described in the Notes to Financial Statements.

Interest expense in 1996 increased 3% to $67.3 million from $65.3 million in 1995 principally due to the additional indebtedness that results from the accretion of interest on the Company's Senior Debentures and Subordinated Debentures.

The effective income tax rates in 1996 and 1995 differ from the Federal statutory rate primarily due to the nondeductibility of the amortization of certain intangible assets and tax benefits not currently recognizable for financial statement purposes.

As a result of the above factors, net loss increased to $47.6 million in 1996 compared to $32.9 million in 1995.

Because of the highly-leveraged status of the Company, EBITDA is an important performance measure used by the Company and its stakeholders. The
Company's EBITDA in 1996, which also includes the portion of its insurance claim that relates to lost operating profit, decreased to $49.5 million from $72.8 million in 1995 for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $20.1 in 1996 compared to net cash provided by operating activities of $10.0 million in 1995. The difference is principally due to significantly lower operating profit in 1996 and net increases in the Company's working capital accounts.

In connection with the acquisition of the Company in August, 1993, the Company recorded estimated liabilities of $59 million for the expected cash cost to consolidate facilities and streamline operations. These costs, which are included in Accrued Expenses, consist of severance and related termination benefits, lease terminations and other related costs. Cash expenditures associated with these liabilities were $8 million and $9 million for the six months ended June 29, 1996 and June 30, 1995, respectively.

Net cash provided by investing activities was $3.2 million in 1996 compared to net cash used in investing activities of $18.3 million in 1995. Investing activities in 1996 includes proceeds of $15.0 million from the Stella fire insurance claim and $17.9 million from the Company's second quarter sale-leaseback transaction involving equipment at certain plants within its Bakery and Cheese Operations. Capital expenditures were $31.5 million in 1996 and $13.7 million in 1995. The increase in capital spending in 1996 is primarily due to spending required to rebuild the Stella plant which was destroyed by fire. Excluding spending for the plant rebuild, which will be funded by the Company's insurance claim, capital expenditures in 1996 are expected to approximate $40 million and will be funded from internal sources and from available borrowing capacity under the Revolving Credit Facility. The planned level of capital expenditures is needed primarily to maintain the Company's existing level of operations and enhance its production efficiencies.

Net cash used in financing activities was $1.1 million in 1996 compared to net cash provided by financing activities of $7.5 million in 1995. In 1996, limited additional borrowings were required principally due to the cash on hand at the end of 1995. The Revolving Credit Facility provides for borrowing of up to $125 million. At June 29, 1996, $79.2 million was outstanding under the Revolving Credit Facility and the Company had $23.7 million of outstanding letters of credit. The letters of credit reduce the availability of the facility and, as a result, $22.1 million was available for borrowing at June 29, 1996.

As of June 29, 1996, the Company was not in compliance with certain financial covenants under the Amended Term Facility and Revolving Credit Facility (together, the "Credit Facilities"). As a result, the Company requested and received a waiver of such covenants for the second quarter of fiscal 1996 from its lenders. In connection with the waiver, the Company's loan agreements were amended to provide for an increase in the interest rate paid for outstanding indebtedness under the Credit Facilities. Effective August 2, 1996, the rate was increased from LIBOR plus 2 1/4% to LIBOR plus 2 1/2%.

Based upon its current projections, the Company anticipates that additional covenant relief will be requested in fiscal 1996. Management believes, based on discussions with the Company's lenders, that it will be able to obtain the appropriate covenant relief, although there can be no assurance that such relief will be granted.

The Company remains highly leveraged and, as a result, a significant portion of its operating cash flow is required for debt service and to fund seasonal working capital requirements. Debt service requirements are particularly high over the next three months as the Company's semi-annual interest payments associated with its Senior Notes and its Senior Subordinated Notes are due on August 15 ($23 million) and October 1 ($8 million). Nonetheless, management believes that cash flows from operations, certain asset dispositions, available borrowing capacity under the Revolving Credit Facility, and financing opportunities which are available under the Company's debt agreements, provide sufficient liquidity to enable the Company to meet its debt service obligations in the short term, although there can be no assurances that cash flow will be adequate to meet such obligations. Based upon current levels of operations and anticipated growth, the Company expects that it will be required to refinance a portion of its indebtedness beginning in the year 2000. The Company currently has no specific plans for the implementation of such financing.


OTHER MATTERS

In a press release dated June 6, 1996, the Company announced that it had retained an investment bank to advise it in connection with the potential sale of certain of its non-core businesses. The companies targeted for potential sale are Mother's Cake & Cookie Co., Bloch & Guggenheimer, Inc., Burns & Ricker, Inc. and San Francisco French Bread Company. The analysis of the potential divestitures will occur over the next several months and is scheduled to conclude by year-end. The companies targeted for potential sale together accounted for less than 20 percent of the Company's revenues in 1995 and 1996.

As described above, certain of the Company's businesses continue to face extremely difficult commodity conditions which negatively impacted the Company's operations in 1996. The Company believes that the difficult commodity conditions experienced in 1996 are temporary in nature and, consequently, management expects the Company's performance to improve significantly when commodity prices return to levels expected in 1996. Should commodity conditions remain difficult over the long term, the Company may be required to record further writedowns of its goodwill to reflect the impaired value of such goodwill.



PART II - OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 15, 1996 in Deerfield, Illinois. The stockholders took the following actions at the meeting:

1. The stockholders elected the following directors of the Company to serve for the term expiring on the date of the next annual meeting or until their respective successors are duly elected and qualified:
     Messrs. Robert B. Haas, J. Taylor Crandall, Raymond Debbane, Charles J. Delaney, Daniel C. Doctoroff, Paul J. Liska, Andrew J. Nathanson, David G. Offensend, Anthony P. Scotto and Douglas D. Wheat. An aggregate of 42,534,609 shares were cast in favor of the election of each of these directors; none were cast against.

2. The stockholders ratified the appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the Company's 1996 fiscal year. An aggregate of 42,534,609 shares were cast in favor of such action; none were cast against.


Item 6: Exhibits and Reports on Form 8-K

(a)  See Exhibit Index

(b) The Company did not file a report on Form 8-K during the second quarter of 1996.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  SPECIALTY FOODS ACQUISITION CORPORATION
                               (Registrant)


               By:  /s/ Paul J. Liska

                         Paul J. Liska
                         President and Chief Executive Officer


               Date:  August 13, 1996


                              EXHIBIT INDEX

Exhibit
Number                    Description of Document

10.64* Second Amendment and Waiver to Term Loan Agreement, dated as of August 2, 1996, among SFC, certain of its subsidiaries, certain lenders and The Chase Manhatten Bank (formerly Chemical Bank), as Administrative Agent.

10.65* Amended and Restated Executive Employment Agreement, dated as of May 30, 1996, among SFAC, SFC, and Paul J. Liska.

10.66* Executive Employment Agreement, dated as of May 31, 1996, among SFAC, SFC, and Robert L. Fishbune.

27*        Financial Data Schedule

* Filed Herewith.