Form 10-Q
period 1996-09-28
SPECIALTY FOODS ACQUISITION CORP
filed 1996-11-12
CIK 912220

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended September 28, 1996 Commission File Number 33-68958

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

                            Yes     X       No



The number of shares outstanding of the Registrant's common stock as of November 11, 1996 was 63,484,491 shares.



                      PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

         SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets
                              (In thousands)

                                            September 28,   December 30,
                                                1996            1995
                                           -----------------------------
                  Assets                    (unaudited)
Current assets:
 Cash                                        $    2,932      $   18,229
 Accounts receivable, net                        51,342          54,987
 Inventories                                    157,564         149,072
 Other current assets                            24,607          10,151
                                             ----------      ----------
   Total current assets                         236,445         232,439

Property, plant and equipment, net              341,365         369,430
Intangible assets, net                          463,174         471,874
Other noncurrent assets                          39,596          43,892
                                             ----------      ----------
   Total assets                              $1,080,580      $1,117,635
                                             ==========      ==========

   Liabilities and Stockholders' Equity

Current liabilities:
 Current maturities of long-term debt        $    4,158      $    4,177
 Accounts payable                               170,439         148,550
 Accrued expenses                               103,457         120,586
                                             ----------      ----------
   Total current liabilities                    278,054         273,313

Long-term debt                                1,166,260       1,139,556
Other noncurrent liabilities                     57,834          57,828
                                             ----------      ----------
   Total liabilities                          1,502,148       1,470,697
                                             ----------      ----------
Stockholders' equity                           (421,568)       (353,062)
                                             ----------      ----------
   Total liabilities and stockholders'
     equity                                  $1,080,580      $1,117,635
                                             ==========      ==========

See accompanying notes to financial statements.



         SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                (Unaudited)
                   (In thousands, except per share data)


                          Three months ended             Nine months ended
                      September 28,  September 30,  September 28,  September 30,
                           1996           1995           1996           1995
                      ----------------------------------------------------------
Net sales                  530,804       505,606       1,509,877      1,470,550
Cost of sales              378,988       353,887       1,067,659      1,022,817
                          --------      --------       ---------      ---------
      Gross profit         151,816       151,719         442,218        447,733

Operating expenses:
 Selling, general and
  administrative expenses  131,498       123,374         399,907        369,630
 Amortization of
  intangibles                3,836         5,120          11,028         15,300
                          --------      --------       ---------      ---------
     Total operating
      expenses             135,334       128,494         410,935        384,930
                          --------      --------       ---------      ---------
       Operating income     16,482        23,225          31,283         62,803

Other:
 Interest expense           33,816        32,257         101,150         97,605
 Other (income) expense,
  net                        2,715           133          (3,282)         3,661
                          --------      --------       ---------      ---------
Loss before income taxes
 and extraordinary item    (20,049)       (9,165)        (66,585)       (38,463)

Provision for income
 taxes                         956         1,355           1,988          2,604
                          --------      --------       ---------      ---------
Loss before
 extraordinary item        (21,005)      (10,520)        (68,573)       (41,067)

Extraordinary item               -       (15,956)              -        (18,279)
                          --------      --------       ---------      ---------
   Net loss            $  ( 21,005)      (26,476)        (68,573)       (59,346)



Loss per share:
 Loss before extraordinary
  item                 $      (.33)         (.16)          (1.08)          (.64)
 Extraordinary item              -          (.25)              -           (.28)
                          --------       --------      ----------      --------
   Net loss            $      (.33)         (.41)          (1.08)          (.92)

 Weighted average common
  shares outstanding        63,485        64,482          63,692         64,309

See accompanying notes to financial statements.




         SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                               (Unaudited)
                              (In thousands)
                                                       Nine months ended
                                                 September 28,    September 28,
                                                     1996             1995
                                                --------------------------------
Cash flows from operating activties:
 Net loss                                           (68,573)        (59,346)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization                    46,827          49,710
    Debt issuance cost amortization                   4,551           5,969
    Accretion of interest on debentures              28,292          25,206
    Write-off of deferred debt financing costs            -          18,279
    Proceeds from sale of undivided interest
      in accounts receivable                         17,500               -
    Changes in operating assets and
      liabilities and other, net                    (35,317)        (35,319)
                                                  ---------       ---------
Net cash provided by (used in)
  operating activities                               (6,720)          4,499

Cash flows from investing activities:

 Capital expenditures                               (42,624)        (24,710)
 Proceeds from insurance claim                       15,000               -
 Proceeds from sale-leaseback of equipment           17,941               -
 Divestiture of businesses                            6,240               -
 Acquisition of businesses                                -         (12,429)
 Other                                                  841           2,776
                                                  ---------       ---------
Net cash used in investing activities                (2,602)        (34,363)

Cash flows from financing activities:
 Increase in revolving credit                         2,400          25,650
 Payments on long-term debt                          (2,090)       (373,656)
 Proceeds from long-term debt                             -         380,916
 Other                                               (6,285)         (4,697)
                                                  ---------       ---------
Net cash provided by (used in)
financing activities                                 (5,975)         28,213

Decrease in cash                                    (15,297)         (1,651)
Cash at beginning of period                          18,229           1,762
                                                  ---------       ---------
Cash at end of period                             $   2,932       $     111
                                                  =========       =========

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

These financial statements are for interim periods and do not include all information normally provided in annual financial statements, and should be read in conjunction with the financial statements of the Company for the year ended December 30, 1995 included in the annual report filed on Form 10-
K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

Certain amounts included in the 1995 financial statements have been reclassified to conform to the manner in which the 1996 financial statements have been presented.


NOTE 2 - Inventories

The components of inventories are as follows:

                                       September 28,    December 30,
                                           1996             1995
                                      ------------------------------
        Raw materials and packaging      $  32,401        $  28,447
        Work in process                     54,375           55,119
        Finished goods                      70,788           65,506
                                         ---------        ---------
                                         $ 157,564        $ 149,072

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out ("FIFO") method.


NOTE 3 - Product Grouping Information

All of the Company's operations fall within the food industry segment. Net sales, gross profit and operating profit for the Company's major product groupings are summarized below:


                              Three months ended September 28, 1996
                  -------------------------------------------------------------
                              Cheese and      Other
                    Bakery      Meat      Specialty Food  Corporate    Total
                  Operations  Operations    Operations    and Other  Operations
                  ----------  ----------  --------------  ---------  ----------
Net sales          $232,465    $259,406        $38,933          -     $530,804

Gross profit       $113,932    $ 24,430        $13,454          -     $151,816

Operating profit   $ 16,218    $  1,512        $ 1,313     $(2,561)   $ 16,482


                              Three months ended September 30, 1995
                  -------------------------------------------------------------
                              Cheese and      Other
                    Bakery       Meat     Specialty Food  Corporate    Total
                  Operations  Operations    Operations    and Other  Operations
                  ----------  ----------  --------------  ---------  ----------
Net sales          $233,529    $239,960        $32,117          -     $505,606

Gross profit       $110,834    $ 29,269        $11,616          -     $151,719

Operating profit   $ 13,273    $  9,869        $ 1,861    $(1,778)    $ 23,225



                              Nine months ended September 28, 1996
                  -------------------------------------------------------------
                              Cheese and     Other
                    Bakery       Meat     Specialty Food  Corporate    Total
                  Operations  Operations    Operations    and Other  Operations
                  ----------  ----------  --------------  ---------  ----------
Net sales          $675,983    $718,894       $115,000          -    $1,509,877

Gross profit       $324,409    $ 79,526       $ 38,283          -    $  442,218

Operating profit   $ 27,404    $  9,157       $  4,243    $(9,521)   $   31,283



                               Nine months ended September 30, 1995
                  -------------------------------------------------------------
                              Cheese and      Other
                    Bakery       Meat     Specialty Food  Corporate    Total
                  Operations  Operations    Operations    and Other  Operations
                  ----------  ----------  --------------  ---------  ----------
Net sales          $671,215    $699,900        $99,435           -   $1,470,550

Gross profit       $323,851    $ 89,678        $34,204           -   $  447,733

Operating profit   $ 35,277    $ 28,635        $ 4,735     $(5,844)  $   62,803


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

Products in the Other Specialty Food Operations grouping include pickles, peppers and spices sold through retail grocers in the greater New York metropolitan area and bagel chips distributed nationally through brokers and distributors to grocery stores, gourmet shops and club stores. The Company also operates 37 cafe shops located in the San Francisco Bay area, San Diego and the greater Chicago area.


NOTE 4 - Stella Fire

On January 5, 1996, a Stella Foods, Inc. ("Stella") cheese manufacturing plant located in Lena, Wisconsin was substantially destroyed by fire. The plant, which was responsible for approximately 20% of Stella's production, produced mozzarella and ricotta cheeses sold primarily under the Frigo trademark. The Company has rebuilt the plant and expects to resume full production in the 1996 fourth quarter.

The Company has comprehensive insurance which provides replacement cost coverage for all property damage, as well as reimbursement for extra expense and lost operating profit for the period until the plant is fully operational.

As of September 28, 1996, the Company has recorded an insurance claim in the amount of $53.7 million and has received $35.0 million from its insurance carriers. In the Company's statement of cash flows for the nine-month period ended September 28, 1996, the insurance proceeds which relate to destroyed property ($15.0 million) have been classified with investing activities, while the remainder of the proceeds have been classified with operating activities. Additionally, the portion of the claim representing coverage for the lost operating profit ($4.0 million) and the portion representing the excess of replacement cost over book value of assets destroyed and written off ($13.0 million), have been recorded as other income in the statement of operations for the nine-month period ended September 28, 1996. The Company expects settlement procedures with its insurance carriers to continue through the first quarter of 1997.

In order to accelerate the collection of amounts due to the Company under its insurance claim, on August 12, 1996, the Company sold $10.0 million of the insurance receivable to Acadia Partners, L.P., Keystone, Inc., and Haas Wheat Advisory Partners Incorporated, each of which is a stockholder or an affiliate of a stockholder of SFAC. The net proceeds ($9.8 million) from the sale have been classified with operating activities in the Company's statement of cash flows.


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

In a separate transaction, on August 2, 1996, the Company sold the building and land associated with the above business for aggregate proceeds of $4.7 million, which approximated book value.


NOTE 7 - Accounts Receivable

On August 1, 1996, the maximum allowable amount of accounts receivable that could be sold by the Company pursuant to its existing Pooling Agreement was increased from $95 million to $115 million. The amount outstanding at any date varies based upon the level of eligible receivables. As of September 28, 1996 and September 30, 1995, the consolidated accounts receivable balance has been reduced by $112.5 million and $95.0 million, respectively, due to the receivables sold.


NOTE 8 - Debt Covenants

In October 1996, the Company requested and received covenant relief from its lenders in the form of an amendment to its third quarter covenants. In connection with the amendment, the interest rate paid by the Company on its outstanding indebtedness under the Credit Facilities was increased, effective October 24, 1996, from LIBOR plus 2 1/2% to LIBOR plus 2 3/4%.

Based upon its current projections, the Company anticipates that additional covenant relief will be requested for its fourth quarter 1996 covenants. Management believes, based on discussions with the Company's lenders, that it will be able to obtain the appropriate covenant relief, although there can be no assurance that such relief will be granted.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Potential Sales of Businesses

In a press release dated June 6, 1996, the Company announced that it had retained an investment bank to advise it in connection with the potential sale of certain of its non-core businesses. The companies targeted for potential sale are Mother's Cake & Cookie Co., Bloch & Guggenheimer, Inc., Burns & Ricker, Inc. and San Francisco French Bread Company. The Company expects to complete its analysis of the potential divestitures by year-end. The companies targeted for potential sale together accounted for less than 20 percent of the Company's revenues in 1995 and 1996.

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

The bulk of these commodities are purchased on the open market at current rates. However, occasionally the Company makes advance purchases of these products in order to lock in what is perceived to be favorable pricing and to protect itself from market price fluctuations. This is particularly the case with respect to the Company's purchases of flour for its Bakery Operations.

The Company attempts to pass through increases in the costs of ingredients to its customers where possible. The ability to do so is dependent primarily upon competitive conditions in the geographies in which the Company conducts business and upon consumer demand for products in
categories in which the Company competes.   Generally, increases in
commodity costs adversely impact the Company. This is not the case, however, as it relates to meat commodity costs. Due to the standard formula pricing method used in the industry, lower meat costs negatively impact the profitability of the Company's Meat Operations.

As further discussed below in "Results of Operations", sharp increases in the price of milk have significantly decreased the profit and operating cash flow of the Company's Cheese Operations for the three- and nine-month period ended September 28, 1996. Although milk costs will continue to exceed historical averages in the fourth quarter, a recent decline in the price of milk, coupled with pricing actions taken by the Company, have improved the fourth quarter profit outlook for the Cheese Operations.

Management continues to believe that the 1996 increase in the cost of milk to record levels is temporary in nature and, consequently, management expects the performance of its Cheese Operations to improve significantly when the price of milk declines to levels originally forecasted for 1996. In conjunction with the Company's annual planning process, which will be completed in the fourth quarter of 1996, management will assess the impact of increased milk costs and other variables on the longer term profitability of its Cheese Operations and will record an adjustment to the goodwill of such operations, if required.


Results of Operations

COMPARISON OF THIRD QUARTER 1996 TO THIRD QUARTER 1995

Consolidated net sales for the quarter ended September 28, 1996 increased 5% to $531 million compared to $506 million in 1995. Excluding the impact of acquisitions and dispositions, net sales increased approximately $35 million or 7%.

Net sales of the Bakery Operations were essentially flat compared to 1995 as price increases were offset by the impact of the disposition of the Company's Canadian Bakery operation in May, 1996. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M Food Systems Company, Inc. (H&M), respectively, increased $19 million (8%) to $259 million. Net sales increased at Stella by $16 million (9%) and by $3 million (5%) at H&M. Stella's net increase in sales resulted primarily from price increases of $24 million (13%), reflecting the significant increase in the cost of milk in 1996, partially offset by the impact of a mix shift to lower priced products and a slight decline in volume due to the fire at its Lena, Wisconsin manufacturing plant in January, 1996. (See Note 4 in the Notes to Financial Statements for further discussion regarding the fire and its impacts.) Excluding the negative impact of the fire, volume increased approximately 3%. The increase at H&M was primarily due to increased volume and a mix shift to higher priced products. Net sales of the Other Specialty Food Operations increased $7 million (21%) primarily due to increased sales volume of pickles and peppers, the incremental sales contribution from the New York Style Bagel Chip business, which was acquired in September 1995, and the contribution from new store openings in the Company's retail bakery operations.

The Company's gross profit margin decreased to 28.6% from 30.0% in 1995 primarily due to a significant increase in the cost of milk, the key commodity ingredient in the Company's Cheese Operations, partially offset by price increases and continuing manufacturing cost reductions.

Operating profit in the Bakery Operations increased 22% to $16.2 million compared to $13.3 million in 1995. This increase was principally due to strong results in the Company's core bread business as price increases more than offset the increased cost of flour and other inflationary cost increases.

Operating profit in the Cheese and Meat Operations decreased to $1.5 million compared to $9.9 million in 1995. Operating profit at Stella decreased $8.8 million principally due to an unprecedented increase (approximately 30%) in the cost of milk, increased SG&A expenses and volume losses resulting from the fire, partially offset by price increases and various manufacturing cost reductions. The Company has taken aggressive pricing actions to pass on the increased cost of milk; however, customer resistance to increased pricing, coupled with normal delays associated with implementing price changes, particularly for cheese products sold in the retail channel, have prevented Stella from offsetting the increased cost of milk. SG&A expenses at Stella have increased approximately $4 million principally due to increased marketing and promotion expenditures associated with new product introductions and increased distribution costs associated with Stella's initiative to improve its customer service capabilities. Operating profit at H&M increased 29% as the negative impacts of lower volume and lower commodity prices were more than offset by a favorable mix shift to higher margin products, manufacturing cost reductions and decreased amortization expense due to the 1995 goodwill writedown.

Operating profit in the Other Specialty Food Operations decreased to $1.3 million from $1.9 million in 1995 due to a decrease in the earnings of the Company's retail bakery operations due principally to start-up costs associated with new store openings.

Interest expense in 1996 increased 5% to $33.8 million from $32.3 million in 1995 principally due to the additional indebtedness that results from the accretion of interest on the Company's Senior Debentures and Subordinated Debentures.

The effective income tax rates in 1996 and 1995 differ from the Federal statutory rate primarily due to the nondeductibility of the amortization of certain intangible assets and tax benefits not currently recognizable for financial statement purposes.

The extraordinary loss of $16.0 million in 1995 results from the write-off of deferred financing costs associated with certain borrowings that were repaid by the Company in the 1995 third quarter.

As a result of the above factors, net loss decreased to $21.0 million in 1996 from $26.5 million in 1995.

EBITDA

Because of the highly-leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP. The Company's EBITDA in 1996, which also includes the portion of its insurance claim that relates to lost operating profit, decreased to $32.6 million from $39.7 million in the same quarter of 1995 for the reasons described above.


NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1995

Consolidated net sales for the nine months ended September 28, 1996 increased 2.7% to $1.510 billion compared to $1.471 billion in 1995. Acquisition and disposition activity had a negligible impact on the comparability of consolidated net sales.

Net sales of the Bakery Operations increased $5 million (1%) to $676 million. This increase was primarily due to price increases, substantially offset by the net impact of acquisition and disposition activity. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M, respectively, increased $19 million (3%) to $719 million. Net sales increased at Stella by $29 million (5%) and declined $10 million (7%) at H&M. Stella's net increase in sales resulted primarily from price increases of $51 million (9%), reflecting the significant increase in the cost of milk in 1996, partially offset by a 4% decline in volume which resulted primarily from a fire at its Lena, Wisconsin manufacturing plant in January, 1996.
(See Note 4 in the Notes to Financial Statements for further discussion regarding the fire and its impacts.) Excluding the negative impact of the fire, volume increased 3%. The decline at H&M was primarily due to lower commodity prices and lower volume, partially offset by a mix shift to higher priced products. Net sales of the Other Specialty Food Operations increased $16 million (16%) primarily due to increased sales volume of pickles and peppers, the incremental sales contribution from the New York Style Bagel Chip business, which was acquired in September, 1995, and the contribution from new store openings in the Company's retail bakery operations.

The Company's gross profit margin decreased to 29.3% from 30.4% in 1995 primarily due to the significant increase in the cost of flour and milk, the key commodity ingredients in the Company's Bakery and Cheese
Operations, respectively, partially offset by price increases and continued manufacturing cost reductions.

Operating profit in the Bakery Operations decreased to $27.4 million compared to $35.3 million in 1995. The decrease was principally due to the significant increase in the cost of flour and increases in SG&A expenses, partially offset by price increases and decreased amortization expense due to the 1995 goodwill write down. The price of flour increased over 20% compared to 1995 and increased cost of sales in the first nine months of 1996 by approximately $11 million versus the same period a year ago. SG&A expenses in the Bakery Operations increased in 1996 principally due to inflation and increases in marketing and promotion expenses primarily related to the Company's cookie business.

Operating profit in the Cheese and Meat Operations decreased to $9.2 million compared to $28.6 million in 1995. Operating profit at Stella decreased $20 million principally due to an unprecedented increase (approximately 20%) in the cost of milk, increased SG&A expenses and volume losses resulting from the fire, partially offset by price increases and various manufacturing cost reductions. The Company has taken aggressive pricing actions to pass on the increased cost of milk; however, customer resistance to increased pricing, coupled with normal delays associated with implementing price changes, particularly for cheese products sold in the retail channel, have prevented Stella from offsetting the increased cost of milk. SG&A expenses at Stella have increased principally due to increased marketing and promotion expenditures associated with new product introductions and increased distribution costs associated with Stella's initiative to improve its customer service capabilities. Operating profit at H&M increased 14% as the negative impacts of lower volume and lower commodity prices were more than offset by a favorable mix shift to higher margin products, manufacturing cost reductions and decreased amortization expense due to the 1995 goodwill writedown.

Operating profit in the Other Specialty Foods Operations decreased to $4.2 million from $4.7 million in 1995 as solid profit growth in the pickles and bagel chip businesses was more than offset by a decrease in earnings from the Company's retail bakery operations principally due to start-up costs associated with new store openings.

Corporate and other expenses increased in 1996 primarily due to termination costs associated with the resignation of the Company's President and Chief Executive Officer on January 12, 1996.

Interest expense in 1996 increased 4% to $101.2 million from $97.6 million in 1995 principally due to the additional indebtedness that results from the accretion of interest on the Company's Senior Debentures and Subordinated Debentures.

Other (income) expense, net was $3.3 million income in 1996 compared to expense of $3.7 million in 1995. The net other income in 1996 results primarily from the Company's insurance recovery, partially offset by a loss incurred in connection with the disposition of the Company's Canadian bakery operations and a loss on the sale and leaseback of certain equipment. These transactions are more fully described in the Notes to Financial Statements.

The effective income tax rates in 1996 and 1995 differ from the Federal statutory rate primarily due to the nondeductibility of the amortization of certain intangible assets and tax benefits not currently recognizable for financial statement purposes.

The extraordinary loss of $18.3 million in 1995 results from the write-off of deferred financing costs associated with certain borrowings that were repaid by the Company in the first and third quarters of 1995.

As a result of the above factors, net loss increased to $68.6 million in 1996 from $59.3 million in 1995.

EBITDA

Because of the highly-leveraged status of the Company, EBITDA is an important performance measure used by the Company and its stakeholders.
The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP. The Company's EBITDA in 1996, which also includes the portion of its insurance claim that relates to lost operating profit, decreased to $82.1 million from $112.5 million in 1995 for the reasons described above.


Liquidity and Capital Resources

Net cash used in operating activities was $6.7 million in 1996 compared to net cash provided by operating activities of $4.5 million in 1995. The difference is principally due to lower operating profit in 1996 and a net increase in the Company's working capital accounts, partially offset by the cash proceeds from the sale of additional accounts receivable in the third quarter. The Company's Accrued Expenses account typically decreases significantly at the end of the first and third quarter of each year principally due to the semi-annual interest payments made in February and August totaling $22.8 million on its 10 1/4% Senior Notes and
11 1/4% Senior Subordinated Notes. Through September 28, 1996, the operating cash expenditures resulting from the Stella fire have been substantially offset by proceeds received from the Company's insurance carriers and from the August 12, 1996, sale of $10 million of the Company's insurance receivable. (See Note 4 in the Notes to Financial Statements for further discussion regarding the fire and its impacts.)

In connection with the acquisition of the Company in August, 1993, the Company recorded certain liabilities for the expected cash cost to consolidate facilities and streamline operations. These costs, which are included in Accrued Expenses, consist of severance and related termination benefits, lease terminations and other related costs. Cash expenditures associated with these liabilities were $9.0 million and $12.0 million for the nine months ended September 28, 1996 and September 30, 1995, respectively.

Net cash used in investing activities was $2.6 million in 1996 compared to $34.4 million in 1995. Investing activities in 1996 includes proceeds of $15.0 million from the Stella fire insurance claim and $17.9 million from the Company's second quarter sale-leaseback transaction involving equipment at certain plants within its Bakery and Cheese Operations. Capital expenditures were $42.6 million in 1996 and $24.7 million in 1995. The increase in capital spending in 1996 is primarily due to spending required to rebuild the Stella plant which was destroyed by fire. Excluding spending for the plant rebuild, which will be funded by the Company's insurance claim, capital expenditures in 1996 are expected to approximate $35 million and will be funded from internal sources and from available borrowing capacity under the Revolving Credit Facility. The planned level of capital expenditures is needed primarily to maintain the Company's existing level of operations and enhance its production efficiencies.

Net cash used in financing activities was $6.0 million in 1996 compared to net cash provided by financing activities of $28.2 million in 1995. The Revolving Credit Facility provides for borrowing of up to $125 million.
At September 28, 1996, $75 million was outstanding under the Revolving Credit Facility and the Company had $24.1 million of outstanding letters of credit. The letters of credit reduce the availability of the facility and, as a result, $25.9 million was available for borrowing at September 28, 1996.

The consolidated indebtedness of the Company as of September 28, 1996 consisted of $75 million under the Revolving Credit Facility, $174.5 million under the Term Facility, $225 million in 10 1/4% Senior Notes due 2001, $200 million in 11 1/4% Senior Subordinated Notes due 2003, $150 million in 11 1/8% Senior Notes due 2002, $222 million of Senior Debentures due 2005, $107 million of Subordinated Debentures due 2006, and $17 million of other indebtedness, principally industrial development bonds.

With respect to the $174.5 million borrowed under the Term Facility, the Company will be required to make principal payments of $.25 million, $.5 million, $.5 million, $.5 million, $86.5 million and $86.25 million in 1996, 1997, 1998, 1999, 2000, and 2001, respectively. Borrowings under the Revolving Credit Facility will mature in April, 2001.

The $222 million of Senior Debentures and $107 million of Subordinated Debentures are obligations of SFAC, a holding company which conducts business through Specialty Foods Corporation (SFC) and SFC's subsidiaries and has no operations of its own. The primary asset of SFAC is the common stock of SFC. SFAC has no other cash flows other than from dividends and other distributions from SFC. The right of SFAC to participate in any distribution of earnings or assets of SFC and SFC's subsidiaries is subject to the prior claims of the creditors of SFC and such subsidiaries. In addition, the agreements governing the Term Facility and the Revolving Credit Facility and the indentures governing the existing public debt of SFC (the Senior Notes and the Senior Subordinated Notes) contain certain restrictive covenants, including, to the detriment of the holders of the Senior Debentures and the Subordinated Debentures, certain covenants that restrict or prohibit (with de minimis exceptions) SFC's ability to pay dividends or make other distributions to SFAC. Specifically, as a result of the Company's goodwill write-down in 1995, SFC's ability to make distributions to SFAC under the indentures of the Senior Notes and the Senior Subordinated Notes has been impaired and these indentures will require modification before any such distribution to SFAC can be made. Interest becomes payable on the Senior Debentures commencing in February, 2000 and the Subordinated Debentures commencing in February, 2002. Consequently, all or a portion of the Senior Debentures and the Subordinated Debentures may require refinancing prior to the maturity thereof.

In October 1996, the Company requested and received covenant relief from its lenders in the form of an amendment to its third quarter covenants. In connection with the amendment, the interest rate paid by the Company on its outstanding indebtedness under the Credit Facilities was increased, effective October 24, 1996, from LIBOR plus 2 1/2% to LIBOR plus 2 3/4%. Based upon its current projections, the Company anticipates that additional covenant relief will be requested for its fourth quarter covenants. Management believes, based on discussions with the Company's lenders, that it will be able to obtain the appropriate covenant relief, although there can be no assurance that such relief will be granted.

The Company remains highly leveraged and, as a result, it operates under liquidity constraints. As discussed in "Results of Operations", the Company's consolidated operating profit and cash flows have declined in 1996. Management expects the Company's performance to improve in the fourth quarter and in fiscal 1997 as commodity pricing conditions improve. Management believes that cash flows from improved operating results, available borrowing capacity under the Revolving Credit Facility, asset dispositions, and financing opportunities, such as the equipment sale and leaseback transactions discussed in Note 5 to the Financial Statements and below, which are available under the Company's debt agreements, provide sufficient liquidity to enable the Company to meet its debt service obligations in the short term, although there can be no assurances that cash flow will be adequate to meet such obligations.

On October 7, 1996, the Company sold an additional $9.5 million of its insurance receivable to certain stockholders and affiliates of stockholders of SFAC. The net proceeds ($9.4 million) will be used to fund the continuing expenditures associated with the rebuild of the destroyed plant.

The Company is currently in the process of executing an agreement with an affiliate of certain stockholders of SFAC for the sale and leaseback of up to $20.5 million of the Company's production equipment at two bakeries and two cheese plants. As of November 11, 1996, $7.0 million of the aggregate proceeds has been funded.

Special Note Regarding Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of commodities (see "Commodity Ingredients") and the Company's highly leveraged financial condition (see "Liquidity and Capital Resources").



PART II - OTHER INFORMATION


Item 4:   Submission of Matters to a Vote of Security Holders

None.


Item 6:   Exhibits and Reports on Form 8-K

(a)  See Exhibit Index.

(b) The Company did not file a report on Form 8-K during the third quarter of 1996.




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


                  SPECIALTY FOODS ACQUISITION CORPORATION
                               (Registrant)


               By:    /s/  Paul J. Liska

                    Paul J. Liska
                    President and Chief Executive Officer


                          Date:  November 11, 1996



                               EXHIBIT INDEX


Exhibit
Number      Description of Document


10.67* Series 1996-1 Supplement to Pooling Agreement, dated as of August 1, 1996, among Specialty Foods Finance Corporation, Specialty Foods Corporation as Master Servicer, and The Chase Manhattan Bank, as Trustee.

10.68* Third Amendment to Term Loan Agreement, dated as of October 24, 1996, among SFC, certain of its subsidiaries, certain lenders and The Chase Manhattan Bank (formerly Chemical Bank), as
          Administrative Agent.

27*       Financial Data Schedule

___________

*Filed Herewith.