Form 10-K
period 1996-12-31
SPECIALTY FOODS ACQUISITION CORP
filed 1997-03-28
CIK 912220

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                           FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

Commission File Number 33-68958


            SPECIALTY FOODS ACQUISITION CORPORATION
     (Exact name of registrant as specified in its charter)

             Delaware                         75-2488183
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization       Identification No.)
        9399 West Higgins Road
            Suite 800                        60018-4940
           Rosemont, IL                     (Zip Code)
      (Address of principal
        executive offices)
          (847) 685-1000
     (Registrant's telephone
    number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

State the aggregate market value of voting stock held by non-affiliates of the Registrant. No market presently exists for the Registrant's Common Stock.

Number of shares of common stock outstanding as of March 20, 1997: 63,129,990 shares.

Documents incorporated by reference:  None.


TABLE OF CONTENTS

PART I

Item 1.        Business
Item 2.        Properties
Item 3.        Legal Proceedings
Item 4.        Submission of Matters to a Vote of Security Holders

PART II
Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters
Item 6.        Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.        Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

This Annual Report or Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws which reflect the Company's expectations and are based on currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unknown risks, uncertainties and events, including, among other factors, weather, economic and market conditions, cost and availability of raw materials, competitive activities or other business conditions.

PART I

ITEM 1.  BUSINESS

This Annual Report or Form 10-K contains certain forward looking statments within the meaning of the federal securities laws which reflect the Company's expectations and are based on currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unknown risks and uncertainties and events including those in the forepart and elsewhere herein.

Specialty Foods Acquisition Corporation (SFAC) and its direct wholly-owned subsidiary, Specialty Foods Corporation (SFC; together with their subsidiaries, the Company or the Successor), serve as the holding companies for a number of companies engaged primarily in the production and distribution of breads, cookies, specialty Italian cheeses, and pre-cooked meat products. SFAC and SFC were formed in June 1993 to acquire (the Acquisition) the North American food businesses (the Acquired Companies or the Predecessor Company) of Beledia N.V., a subsidiary of Artal Group S.A. The Company operates in two primary product groupings:
Bakery Operations and Cheese and Meat Operations.

BAKERY OPERATIONS

Metz Baking Company (Metz) is a leading broad-line wholesale baking company serving the Midwestern United States. Metz's product line includes breads, buns, rolls and sweet goods. These products are marketed by Metz under the Taystee, Holsum, Old
Home, Master, Country Hearth, Egekvist and D'Italiano brand names and numerous private labels. Such trademarks are either owned by Metz or subject to long-term licensing arrangements. Metz also is marketing bread and bun products under the Pillsbury and Healthy Choice trademarks in test markets in certain of its service areas. Metz expects these licenses to continue on a long-term basis once such test-marketing is completed. Metz distributes its products through a company-owned direct store delivery (DSD) system to customers in 16 states. Management believes that the stability of Metz's revenue base is significantly enhanced by the breadth of its product line, the balance between its branded and private label sales, and the scope and diversity of the geographic area it serves.

The Company also owns and operates Mother's Cake & Cookie Co. (Mother's). Mother's is a producer and distributor of branded cookie products and fruit cobblers sold primarily through retail grocers in the Western United States. Mother's products are marketed under the Mother's, Mrs. Wheatley's, Bakery Wagon and Marie Lu brand names. Mother's sells its cookie products primarily to retail grocers through a DSD system that is primarily company-owned.

The Company also owns and operates Andre-Boudin Bakeries, Inc.
(Boudin), a chain of 40 bakery cafes and kiosks located in the San Francisco Bay area, Southern California, Dallas and the greater Chicago area. In addition, Boudin operates catalog, mail-order and catering businesses.

CHEESE AND MEAT OPERATIONS

Stella Foods, Inc. (Stella) is one of the largest producers of specialty cheeses in the United States. Stella's product line consists of specialty Italian cheeses (parmesan, romano, ricotta, string cheese and retail pack mozzarella), other European-style specialty cheeses (feta, blue cheese and Lorraine brand cheese) and basic Italian cheeses (bulk pack mozzarella and provolone). These products are sold through retail grocers, to foodservice accounts and to commercial food processors primarily under the Stella, Frigo, Gardenia, Dragone and Lorraine trademarks. Stella has established substantial positions in a number of higher-margin specialty cheese categories, and has a balanced involvement in all three of the industry's primary distribution channels: retail, foodservice and manufacturers of prepared foods.

Stella also manages H&M Food Systems Company, Inc. (H&M), a producer of custom formulated, pre-cooked meat products. H&M's products are sold primarily to national restaurant chains and prepared-food producers.

DIVESTITURES

In 1996, the Company announced and implemented a plan to sell certain of its non-core businesses. Set forth below is a description of those non-core businesses for which the Company has finalized its decision to sell or that have been sold to the date of this report.

In December, 1996, the Company sold Bloch & Guggenheimer, Inc. (B&G) and Burns & Ricker, Inc. (B&R) by means of a stock transaction. Under the Company's ownership, B&G manufactured, marketed and distributed pickles, peppers and spices primarily through retail grocers in the greater New York metropolitan area, and B&R manufactured, marketed and distributed baked premium snack products through brokers and distributors to grocery stores.

In February, 1997, the Company sold substantially all of the assets of Gai's Seattle French Baking Company and related operating companies (collectively Gai's). Under the Company's ownership, Gai's was a wholesale restaurant and institutional bakery company servicing western Washington State and northern Oregon.

In the fourth quarter of 1996, the Company finalized its decision to dispose of San Francisco French Bread Company (SFFB), a subsidiary of the Company managed by Metz. SFFB is a leading wholesale producer of genuine sourdough French bread in the United States with operations based primarily in Northern
California.

Total gross proceeds for these divestitures are estimated to be approximately $140 million, with net proceeds of approximately $110 million after the repurchase of receivables and other transaction costs. These divestitures have been reported as discontinued operations in the accompanying financial statements.

In August, 1996, the Company completed the sales of substantially all of the assets of Venice Bakery Ltd. (VBL) and The Bagel Place, Inc. (TBP). Under the Company's ownership, VBL was a wholesale bakery company servicing British Columbia, and TBP manufactured, marketed and distributed bagels and other bakery products in California.

FINANCING STRUCTURE

The Company's financing structure at December 31, 1996 consisted of the following: a $125 million Revolving Credit Facility at the operating subsidiary level (Revolving Credit Facility); $175 million Term Loan Facility at the SFC level (Term Loan Facility); $225 million of 10 1/4% Senior Notes due 2001 issued by SFC (10 1/4% Senior Notes); $150 million of 11 1/8% Senior Notes due 2002 issued by SFC (11 1/4% Senior Notes); $200 million of 11 1/4% Senior Subordinated Notes due 2003 at the SFC level (Senior Subordinated Notes); 13% Senior Secured Discount Debentures due 2005 issued by SFAC with an accreted value at December 31, 1996 of $229,459,072 (Senior Debentures); and 11% Senior Subordinated Discount Debentures due 2006 issued by SFAC with an accreted value at December 31, 1996 of $112,813,345 (Subordinated Debentures). In addition, the Company is a party to an accounts receivable securitization facility pursuant to which the accounts receivable of the Company's operating subsidiaries are transferred to a master trust (Accounts Receivable Facility). At December 31, 1996, the maximum amount of accounts receivable that could be sold to the Accounts Receivable Facility was $115 million.

RAW MATERIALS

The Company is a major purchaser of milk, flour, sugar, meat, other agricultural products, vegetable oils, and plastic and paper for packaging materials. Although the Company has some long-term contracts, the bulk of such raw materials are purchased on the open market or pursuant to short-term agreements. The prices paid for food product raw materials generally reflect external forces, among which weather conditions and commodity market activities are most significant. Although the prices of the principal raw materials used by the Company can be expected to fluctuate as a result of government actions and/or market forces (which would directly affect the cost of products and value of inventories), such materials are generally in adequate supply and available from numerous sources. Occasionally, and where possible, the Company makes advance purchases of commodities significant to its business in order to lock in what is perceived to be favorable pricing and to protect itself from basic market price fluctuations. The Company seeks to pass through increases in the costs of commodity ingredients to its customers where possible. The Company's ability to do so is dependent primarily upon competitive conditions and pricing methodologies employed in the various markets in which the Company conducts its business.

In 1996, the Company's Cheese Operations were adversely affected by historically high milk prices. The Company believes that milk prices are likely to moderate in 1997 from such historically high levels. However, there can be no assurance that price increases will not occur and that the Company's financial performance will not be adversely affected by milk prices in the future.

TRADEMARKS, PATENTS AND LICENSES

The Company owns or licenses a number of trademarks and tradenames which management believes provide significant value to several of the Company's businesses because of their recognition by customers and consumers. The Company owns or licenses a number of patents, but such patents and licenses are not considered material to the conduct of the Company's businesses, and the Company does not believe that any of its businesses are substantially dependent on patent protection.

SEASONALITY, WORKING CAPITAL

The Company's businesses are moderately seasonal with higher sales, operating profit and cash flows generally occurring in the third and fourth quarters of the year. This seasonality is due primarily to higher bread sales in the summer months and higher cheese sales in the fall and winter months. The cheese business tends to build inventory of its hard-style cheeses for aging in the spring and summer when milk prices tend to be lower.

CUSTOMERS, SALES AND BACKLOG

No one customer accounts for more than 10% of the Company's net sales. In general, the backlog of orders is not deemed to be significant or material for an understanding of the Company's businesses.

COMPETITION

The Company's products compete in highly competitive lines of business. In particular, the Company's Bakery Operations face intense competition as a result of continued overcapacity in the industry and the increased presence of in-store bakeries. Competitors include national and international companies and numerous regional and local companies. Some of the competitors have greater financial and other resources than the Company, while others have lower fixed costs and greater operating flexibility. The Company does not encounter material foreign competition. Competition is based primarily on price, quality, service and freshness.

ENVIRONMENTAL MATTERS

In June, 1993, Stella became aware that some of the whey by-product at its Ogdensburg plant which was disposed of by means of land spreading may have affected the ground water serving certain homes located in the vicinity of the land spread location.
Stella voluntarily undertook to provide water to approximately 50 homes and began environmental studies, working in conjunction with the New York State Department of Environmental Conservation
(DEC) and the New York State Department of Health, to determine whether Stella was responsible for the alleged problems, and, if so, to identify appropriate corrective actions. In early 1995, DEC and Stella agreed that only approximately 15 homes were potentially affected by the whey spreading. In April, 1995, Stella was named as the defendant in a lawsuit brought in New
York State Supreme Court by approximately 75 residents of about
30 homes in the vicinity of the land spread location seeking recovery of damages allegedly caused by Stella's whey disposal. The Company does not believe that the damages to be recovered from Stella as a result of the Ogdensburg lawsuit, if any, would have a material adverse effect on the financial condition or results of operations of the Company; however, there can be no assurance that the Ogdensburg lawsuit will not have such a material adverse effect.

In addition, the past and present business operations of the Company and the past and present ownership and operation of real property by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with federal, state, local and foreign environmental laws and regulations is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. No assurance can be given, however, that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.

REGULATION

     Public Health

The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations administered by the Food and Drug Administration
(FDA), or, with respect to meat products, the United States Department of Agriculture (USDA). These comprehensive regulatory schemes govern, among other things, the manufacture, composition, ingredient labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for food through its current "good manufacturing practices" regulations, specifies the "recipes," called standards of identity, for certain foods, including many of the kinds of products marketed by the Company's subsidiaries, and prescribes the format and content of certain information required to appear on the labels of food products.

The Company has revised the labeling of its products to comply with regulations promulgated by the FDA pursuant to the Nutrition Labeling and Education Act of 1990. The Company also has revised the labeling of its meat products to comply with similar regulations adopted by the USDA. These regulations require nutritional labeling on all foods that are a meaningful source of nutrition, including many of the Company's products, and place limitations on the use of certain terms while requiring the use of other terms.

The operations and the products of the Company's businesses also are subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of the facilities.

The Company also is subject to regulation by certain other governmental agencies, including the United States Department of Agriculture and certain state and local regulatory agencies.

     Dairy Support

The Company purchases substantial quantities of bulk milk. The prices paid for bulk milk in the United States are controlled in most areas by Federal Milk Marketing Orders or state regulatory agencies. Such orders and agencies establish base minimum prices that processors must pay for bulk milk according to the class of intended use. In most areas, the prices paid for bulk milk by processors are higher than these minimums due to premiums charged by suppliers and shippers. These regulations and other factors have resulted in significant fluctuations in bulk milk prices in the past. There can be no assurance that price swings will not occur and that the Company's financial performance will not be adversely affected by price fluctuations in the future.

     Federal Trade Commission

The Company is subject to certain regulations by the Federal
Trade Commission (FTC). Advertising of the Company's businesses is subject to regulation by the FTC pursuant to the Federal Trade
Commission Act and the regulations promulgated thereunder.

     Employee Safety Regulations

The Company is subject to certain health and safety regulations including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

EMPLOYEES

At December 31, 1996, the Company employed approximately 14,000 persons. Approximately 64% of the Company's labor force are or will be covered by collective bargaining agreements upon completion of current negotiations.

RECENT DEVELOPMENTS

On January 15, 1997, the Company announced the appointment of Lawrence S. Benjamin, the President and Chief Executive Officer of Stella since August 1994, as President and Chief Executive Officer of the Company. The appointment was made following the resignation of Paul J. Liska, the Company's former President and Chief Executive Officer.

In January, 1997, the Accounts Receivable Facility was amended to increase the maximum allowable amount of accounts receivable that could be sold to the facility to $124 million.

In February, 1997, the lenders under the Term Loan Facility and Revolving Credit Facility agreed to amendments of several provisions of the Term Loan Facility and Revolving Credit Facility. The amendments, among other things, reduce SFC's financial covenant levels. In addition, the amendments allow the Company to retain for reinvestment in acquisitions and capital expenditure projects up to $110 million of the proceeds from business divestitures completed by the Company. In connection with the amendments, certain of the stockholders of the Company have agreed to contribute to the equity of the Company an amount equal to $19,500,000 (a description of such agreement appears in Part III, Item 13, under the heading "Certain Transactions with Stockholders of SFAC").

In March, 1997, the Company announced that management of the operations of H&M will be consolidated with the operations of Stella.

Also, see a description of certain sales of non-core businesses in the Section under the heading "Divestitures."


ITEM 2.  PROPERTIES

The Company uses various owned and leased plants, warehouses, and other facilities in its operations. These facilities are located primarily in the Midwest, and in California, Texas and the Northeast. Management believes that the facilities are suitable and adequate for the conduct of the businesses. The following is a summary of significant facilities that were operated as of December 31, 1996. The summary excludes those facilities deemed immaterial by management, which are comprised primarily of bakery thrift stores and depots operated by the Bakery Operations and retail cafes operated by Boudin. The summary also excludes those facilities operated by Gai's (see a description of the sale of the assets of Gai's in Item 1 under the heading "Divestitures.")

                                   Number of Facilities
                               --------------------------------
                               Owned        Leased        Total
                               -----        ------        -----
Bakery Operations                20             49           69
Cheese and Meat Operations       19              4           23
                                ---            ---          ---
                                 39             53           92
                                ===            ===          ===

Certain of the foregoing properties are subject to mortgages for the benefit of the lenders under the Revolving Credit Facility, including five properties used in the Bakery Operations and two properties used in the Cheese and Meat Operations.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in litigation matters, including employment and breach of contract, arising out of the ordinary course of business. The Company does not believe that any single matter, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.
However, if all or a majority of such matters were adversely decided against the Company, such judgments could have a material adverse effect on the Company's financial condition. The Company does not believe at this time that there is a reasonable possibility that all or a majority of such matters will be decided against the Company. In addition, the Company is party to other claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance that the outcome of the Company's litigation matters will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

There is no public market for the Common Stock. On March 20, 1997, the Common Stock was held of record by 52 persons or entities. This number of holders does not include beneficial owners for whom Cede & Co. or others may act as nominee.

SFAC has never paid any cash dividends on shares of the Common Stock. The ability of SFAC to pay dividends is restricted by provisions of the indentures governing the Senior Debentures and the Senior Subordinated Debentures of SFC. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of such restrictions.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for 1992 has been derived from the combined financial statements of the Predecessor Company. The results of operations for 1993 include the results of operations of the Predecessor Company for the period January 1, 1993 to August 16, 1993 and the results of operations of the Company for the period August 17, 1993 to December 31, 1993.


                                 1996     1995     1994     1993     1992
                                 ----     ----     ----     ----     ----
                                   (In millions, except per share data)
Net sales                      $1,661   $1,627   $1,643    $1,691   $1,378
                                =====    =====    =====     =====    =====
Income (loss) from
continuing operations (1) (2)  $ (475)  $ (258)  $  (63)   $  (17)  $   13
                                =====    =====    =====     =====    =====
Income (loss) from
discontinued operations
operations                     $ (11)   $ (47)   $   11    $   (3)  $   (2)
                                =====    =====    =====      =====   =====
Loss per share
from continuing
operations (1) (2) (3)         $(7.47)  $(4.04)  $(0.97)
                                =====    =====    =====
Earnings (loss) per share
from discontinued
operations (3)                 $(0.18)  $(0.74)  $ 0.16
                                =====    =====    =====
Total assets                   $  610   $1,086   $1,348    $1,391    $  769
                                =====    =====    =====     =====     =====
Long-term debt                 $1,177   $1,138   $1,076    $1,016    $  315
                                =====    =====    =====     =====     =====

(1) In 1996, a goodwill write-down increased the loss and loss per share from continuing operations by $356 million and $5.59, respectively. Additionally, a restructuring charge further increaed the 1996 loss and loss per share from continuing operations by $28 million and $0.44, respectively.

(2) In 1995, a goodwill write-down increased the loss and loss per share from continuing operations by $204 million and $3.19, respectively.

(3) Due to the substantial effect of the Acquisition, per share information is presented only for the Successor Company for periods subsequent to the Acquisition.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report or Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws which reflect the Company's expectations and are based upon currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unkown risks and uncertainties and events including those in the forepart and elsewhere herein.

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's statements of operations.


                                           1996    1995     1994
                                           ----    ----     ----
Net sales                                 100.0%  100.0%   100.0%
Cost of sales                              72.8    71.7     72.3
                                          -----   -----    -----
     Gross profit                          27.2    28.3     27.7

Operating expenses:
     Selling, distribution, general and
      administrative                       24.0    22.2     22.4
     Amortization of intangible assets      0.8     1.1      1.1
     Restructuring charges                  1.7       -        -
     Goodwill write-down                   21.4    12.5        -
                                          -----   -----    -----
Total operating expenses                   47.9    35.8     23.5
                                          -----   -----    -----
     Operating profit (loss)              (20.7)   (7.5)     4.2
Interest                                    8.0     8.0      7.2
Other, net                                  (.2)    0.3      0.8
                                          -----   -----    -----
     Loss from continuing operations      (28.5)% (15.8)%   3.8%
                                          =====   =====    =====

Shown below are the net sales of the Company's operating units for 1996, 1995, and 1994, with percentage increases or decreases based on comparisons to preceding years.


                                    (In millions)              % Change
                                                             (In Millions)
                                 1996    1995    1994       1996     1995
                                 ----    ----    ----        vs.      vs.
                                                            1995     1994
                                                            ----     ----
Bakery Operations              $  701  $  695  $  662           1%      5%
Cheese and Meat Operations        960     932     981           3      (5)
                               ------  ------  ------        ----    -----
                               $1,661  $1,627  $1,643           2%     (1)%
                                =====   =====   =====        ====     ====

RESULTS OF OPERATIONS

       1996 COMPARED TO 1995

Consolidated net sales from continuing operations increased 2% to $1.661 billion in 1996 compared to $1.627 billion in 1995. Excluding the impact of acquisitions and divestitures, net sales increased by $65 million (4%) during the same period. Net sales of the Bakery Operations increased $6 million (1%) to $701 million in 1996. The increase was due primarily to price increases taken to recover increased ingredient costs. Net sales of the Cheese and Meat Operations increased $28 million (3%) to $960 million. Net sales at Stella increased $28 million (4%) primarily due to price increases reflecting a significant increase in the cost of milk in 1996, partially offset by a decline in volume which resulted from a fire at its Lena, Wisconsin manufacturing plant in January, 1996.

The Company's gross profit margin decreased to 27.2% in 1996 from 28.3% in 1995 primarily due to the increased cost of milk at Stella, increased rental expense from sale leaseback activity, higher costs associated with sourcing parmesan cheese, and an unfavorable mix shift at Mother's.

Selling, distribution, and general and administrative expenses increased $37 million (10%) in 1996 to $398 million. Selling expense increased due to costs associated with new product introductions and expanded distribution of products at both Stella and Mother's. Distribution expenses increased primarily due to contractual wage and fringe benefit increases for route sales representatives at Metz and Mother's. General and administrative expense increases are attributed to staff upgrades at the Company's core businesses, Stella and Metz, wage and fringe increases, and severance expenses associated with payments to former senior executives of the Company.

Operating results in 1996 also reflect a writedown of goodwill for $356 million and costs associated with a restructuring program totaling $28 million. Both of these charges are more fully described in notes 4 and 5, respectively, to the accompanying consolidated financial statements.

Interest expense in 1996 increased $4 million (3%) to $134 million from $130 million in 1995 principally due to the additional indebtedness that results from the accretion of interest on the Company's Senior Debentures and Subordinated Debentures.

Other (income) expense, net was $3 million of income in 1996 compared to $6 million of expense in 1995. The net other income in 1996 results primarily from the Company's insurance recovery, partially offset by a loss incurred in connection with the disposition of VBL, the Company's Canadian bakery operations, and a loss on the sale and leaseback of certain equipment. The breakdown of other (income) expense is more fully described in
Note 23 to the accompanying consolidated financial statements.

As a result of the above factors, net loss from continuing operations increased to $475 million in 1996 compared to $258 million in 1995.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

The extraordinary loss of $18 million in 1995 resulted from the write off of deferred financing costs associated with certain borrowings that were repaid by the Company in the first and third quarters of 1995.

In the fourth quarter of 1996, the Company finalized its decision to dispose of B&G/B&R, Gai's, and SFFB. These divestitures are reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 and are more fully described in note 3 to the accompanying consolidated financial statements.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating or cash flow from operations as determined under GAAP. The Company's EBITDA from continuing operations in 1996 and 1995 is calculated as follows:

                                             (In thousands)
                                            1996         1995
                                            ----         ----
Operating loss                         $(343,162)   $(121,585)
Goodwill write-down                      355,664      203,824
Property write-downs included in
 restructuring charges                    23,300            -
Amortization                              12,886       17,903
Depreciation                              36,380       36,876
Business interruption claim (included
in other income)                           5,286            -
                                        --------     --------
                                     $    90,354  $   137,018
                                        ========     ========

   1995 COMPARED TO 1994

Consolidated net sales of continuing operations decreased 1% to $1.627 billion, compared to $1.643 billion in 1994. Excluding the impact of acquisitions and divestitures, net sales increased $5 million in the period, or less than 1%. Net sales of the Bakery Operations increased $33 million (5%) to $695 million. This increase was due primarily to the acquisition in May, 1995 of two bakeries and the related routes, the expansion of cookie distribution in non-grocery channels, and price increases. Net sales of the Cheese and Meat Operations, consisting of Stella, H&M and Gordon's Wholesale, Inc. (a wholesale distributor sold in May, 1994), decreased $49 million (5%) to $932 million. Net sales at Stella increased $2 million, while declining $11 million (6%) at H&M, and declining $40 million (100%) at Gordon's due to its divestment in May, 1994. Stella's increase was primarily due to a favorable mix shift to higher price hard-style cheeses. The decline at H&M was due to near-record low beef and pork commodity prices and the loss of significant volume from its largest customer at that time.

The Company's gross profit margin increased to 28.3% in 1995 from 27.7% in 1994 primarily due to the divestiture of the low-margin Gordon's business and the impact of the continuing productivity improvements resulting from cost reduction programs initiated in 1994, partially offset by the lower gross margins experienced by the Company's Bakery Operations due to higher flour costs in the last half of 1995.

Selling, distribution, and general and administrative expenses decreased $8 million (2%) in 1995 to $361 million. Selling expense increased compared to 1994 primarily due to wage and fringe benefit increases. Distribution expense was consistent with 1994 levels as contractual wage and fringe benefit increases for route sales representatives was offset by the impact of the divestiture of Gordon's, and lower levels of workers' compensation expense in the Bakery Operations. General and administrative expense decreases are attributable to a reduction in the workforce due to plant closures and a lower level of workers' compensation and fringe benefit expense.

Operating results in 1995 also reflect a writedown of goodwill for $204 million. This charge is more fully described in note 4 to the accompanying consolidated financial statements.

Interest expense for 1995 increased 10% to $130 million from $118 million in 1994. The increase was due to higher interest rates and additional outstanding borrowings during 1995. The additional indebtedness results from the accretion of interest on the Company's Senior Debentures and Subordinated Debentures.

Other (income) expense, net was $6 million of expense in 1995 compared to $13 million of expense in 1994. The net other expense for both years includes approximately $5 million for the discount on receivables sold and additionally in 1994 relates to the write-off of $6 million of deferred financing costs as a result of the refinancing of the Accounts Receivable Facility in 1994.

As a result of the above factors, net loss from continuing operations increased to $258 million in 1995 from $63 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled $36 million in 1996. The increase in net cash used in operating activities in 1996 was primarily attributable to the Company's lower operating results and increased working capital usage. Working capital requirements have increased in 1996 primarily as a result of the timing of cash outlays and collection of insurance proceeds related to the fire at Stella's Lena, Wisconsin facility, cash expenditures associated with acquisition liabilities, and lower accounts payable levels resulting from the Company's effort to normalize relations with suppliers. In 1995, cash provided by operating activities of $33 million was principally driven by the Company's aggressive working capital management and the benefit from the sale of work-in-process cheese inventory. In 1994, cash provided by operating activities of $25 million was principally driven by the Company's aggressive working capital management.

Net cash provided by investing activities totaled $59 million in 1996. The activity in 1996 was primarily attributable to the net proceeds from the sale of B&G/B&R and sale leaseback transactions, offset by increased capital expenditures, which have been reduced by proceeds from the insurance claim related to the fire at Stella's Lena, Wisconsin facility. In 1995 and 1994, cash used in investing activities of $36 million and $31 million, respectively, resulted from capital expenditures and acquisitions.

Net cash used in financing activities amounted to $3 million in 1996 as a slight increase in revolving credit borrowings was offset by normal payments on long-term debt. In 1995, cash provided by financing activities of $18 million reflects the impact of the issuance of $150 million of 11 1/8% Senior Notes, the establishment of the $175 million Term Loan Facility and borrowings under the new Revolving Credit Facility, offset by the subsequent repayment of the Company's original term loan facility and original revolving credit facility. In 1994, cash provided by financing activities of $5 million reflected the additional long-term debt borrowings.

Based upon the above, the net increase (decrease) in cash in 1996, 1995 and 1994 was $20 million, $15 million, and ($0.2)
million, respectively.

In February, 1997, the lenders for the Term Loan Facility and Revolving Credit Facility agreed to amend several provisions of the agreements pertaining to these facilities which is described in note 13 to the accompanying consolidated financial statements.

As of December 31, 1996, the Company has a cash balance of $38 million. Additionally, the Company has borrowed $78 million under its $125 million Revolving Credit Facility. Outstanding letters of credit of $25 million as of December 31, 1996 also reduce available funds under the facility. Management believes that these funds along with operating cash flows, proceeds from the Gai's and SFFB divestitures and the insurance claim relating to the fire at Stella's Lena, Wisconsin facility should be adequate to fund the Company's short term obligations, although there can be no assurances that cash flow will be adequate to meet such obligations. Longer term, the Company will also consider refinancing and additional asset sales to address future liquidity and capital structure issues. In any case, the Company expects that by the year 2000 it will be required to refinance a significant portion of its indebtedness. Currently the Company has no specific refinancing plans.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

DIRECTORS

The number of persons presently serving on the Board of Directors of SFAC is eleven. Set forth below are the names, ages, other positions and offices held and a brief account of the business experience for each director. All members of the Board of Directors serve until a successor is elected.

Name                Age    Other Positions


Robert B. Haas      49     Chairman of the Board of SFAC and
                           SFC since their organization and
                           Chairman of the Board of Haas Wheat
                           Advisory Partners Incorporated (Haas
                           Wheat) since 1992; Chairman of the
                           Board of Haas Wheat & Partners
                           Incorporated, a private investment
                           firm, since January, 1995; Chairman
                           of the Board of Haas & Partners
                           Incorporated, a private investment
                           firm, since 1989. Mr. Haas also is
                           Chairman of the Board of Playtex
                           Products, Inc. and a Director of
                           Sybron International Corporation.

Thomas J. Baldwin   38     Director of SFAC and SFC since May,
                           1996; Chief Executive Officer of
                           Christmas Corner, Inc. since January,
                           1995 and President of RB Ventures
                           since July, 1994. Mr. Baldwin was
                           also Managing Director of Invus Group
                           Ltd. from 1990 until February, 1995.

Lawrence S. Benjamin 41    Director of SFAC and SFC since
                           February, 1997; President and Chief
                           Executive Officer of SFAC and SFC
                           since January, 1997; and President
                           and Chief Executive Officer of Stella
                           since August, 1994.  Mr. Benjamin
                           held various positions from 1986
                           through August, 1994 with operating
                           units of Kraft General Foods, Inc.,
                           including President of All American
                           Gourmet Company, Vice President of
                           Kraft Frozen Products Group and Vice
                           President and General Manager of the
                           Specialty Ingredients Unit of Kraft.

J. Taylor Crandall   43    Director of SFAC and SFC since
                           August, 1993; Vice President and
                           Chief Financial Officer of Keystone,
                           Inc. (Keystone) since October, 1986
                           and President, Director and sole
                           stockholder of Acadia MGP, Inc.
                           (managing general partner of Acadia
                           FW Partners, L.P., the sole general
                           partner of Acadia Partners, L.P.
                           (Acadia)) since March, 1992.
                           Mr. Crandall also is a Director of
                           Bell & Howell Holdings Company.

Charles J. Delaney   37    Director of SFAC and SFC since
                           August, 1993 and President of UBS
                           Capital L.L.C. (UBS Capital) since
                           January, 1993; First Vice President
                           in charge of Leveraged Finance Group
                           of Corporate Banking Division of
                           Union Bank of Switzerland since May,
                           1989.  Mr. Delaney also is a Director
                           of Peoples Telephone Company, Inc.

Daniel L. Doctoroff  38    Director of SFAC and SFC since
                           August, 1993 and Managing Director of
                           Oak Hill Partners, Inc. (Acadia's
                           investment advisor) and its
                           predecessor since August, 1987; and
                           Vice President and Director of Acadia
                           MGP, Inc. since March, 1992; and Vice
                           President of Keystone since March,
                           1992.  Mr. Doctoroff also is a
                           Director of Bell & Howell Holdings
                           Company, Kemper Corporation and
                           Capstar Hotel Company.

Jerry M. Meyer       57    Director of SFAC and SFC since
                           June, 1996 and Chairman of the Board,
                           President and Chief Executive Officer
                           of Pinnacle Brands, Inc. since 1991.
                           Mr. Meyer also is a Director of
                           Century Capital Financial, Inc. and
                           City National Bank in Kilgore and
                           Longview, Texas.

Andrew J. Nathanson  39    Director of SFAC and SFC since
                           August, 1993 and Managing Director of
                           Donaldson, Lufkin & Jenrette
                           Securities Corporation since January,
                           1991.  Mr. Nathanson also is a
                           Director of Coram Healthcare, Inc.

David G. Offensend   43    Director of SFAC and SFC since
                           August, 1993 and Founder of Evercore
                           Partners, LLC since October, 1995.
                           Mr. Offensend was also Managing Director of Oak Hill Partners, Inc. and its predecessor from April, 1990 to
                           September, 1995; Executive Vice President of PTJ, Inc. (the general partner of Penobscot - MG Partners) from April, 1990 to September, 1995; Vice President and
                           Director of Acadia MGP, Inc. from
                           March, 1992 to September, 1995; and
                           Vice President of Keystone from March,
                           1992 to September, 1995; Mr. Offensend
                           also is a Director of Ivex Packaging
                           Corporation.

Anthony P. Scotto    50    Director of SFAC and SFC since
                           August, 1993 and Managing Director of
                           Oak Hill Partners, Inc. and its
                           predecessor since March, 1988.
                           Mr. Scotto also is a Director of Ivex
                           Packaging Corporation and Holophane
                           Corporation.

Douglas D. Wheat     46    Director of SFAC and SFC since
                           August, 1993 and President of Haas
                           Wheat since November, 1992; President
                           of Haas Wheat & Partners,
                           Incorporated, a private investment
                           firm, since January, 1995. Mr. Wheat
                           was Co-Chairman of Grauer & Wheat,
                           Inc., a private investment firm, from
                           April, 1989 to October, 1992.  Mr.
                           Wheat also is a Director of Playtex
                           Products, Inc.


EXECUTIVE OFFICERS

Set forth below are the names, ages, positions held and a brief account of the business experience for each executive officer of SFAC and certain executive officers of the Company's subsidiaries who may be deemed executive officers of SFAC. No family relationship exists among the identified executive officers. Executive officers of SFAC are elected by and serve at the discretion of the Board of Directors of SFAC.


Name                  Age    Position
--------------------  ---  -----------------------------------------
Lawrence S. Benjamin   41  See Directors.

John E. Kelly          44  Vice President, Secretary and
                           General Counsel of SFAC and SFC since
                           January, 1994. Mr. Kelly was Vice
                           President and Associate General
                           Counsel of Kraft General Foods, Inc.
                           from December, 1990 until January,
                           1994, and Vice President and
                           Corporate Counsel of Kraft General
                           Foods, Inc. from December, 1988 until
                           December, 1990.

Robert L. Fishbune     41  Vice President and Chief Financial
                           Officer of SFAC and SFC since May,
                           1996.  Mr. Fishbune was a Partner at
                           Coopers & Lybrand L.L.P. from 1988
                           until May, 1996.

John R. Reisenberg     52  Vice President of Human Resources of
                           SFAC and SFC since November, 1993.
                           Mr. Reisenberg held various positions
                           with Kraft General Foods from 1969
                           through 1993, including Group Vice
                           President and General Manager -
                           Foodservice and Trademark Licensing from
                           1987 to 1993 and Group Vice President and
                           Director - Human Resources from 1981 to 1987.

Henry J. Metz          46  Chief Executive Officer of Metz
                           since August, 1993 and President of
                           Metz since February, 1983.  Mr. Metz
                           was Chief Operating Officer of Metz
                           from 1988 until August, 1993.

Richard G. Scalise     42  President and Chief Executive
                           Officer of H&M since August, 1994.
                           Mr. Scalise held various positions
                           from 1985 through August, 1994 with
                           Armour Swift-Eckrich, Inc. including
                           Vice President and General Manager of
                           Deli Foodservice.

Stephen J. Liguori     40  President and Chief Executive
                           Officer of Mother's since February,
                           1996.  Mr. Liguori held various
                           positions with Frito Lay, Inc.
                           including Vice President and General
                           Manager of the Dallas marketing area
                           from January, 1994 until February,
                           1996, and Vice President of Brand
                           Marketing from January, 1991 until
                           December, 1993.


David G. Barrows       39  President and Chief Executive
                           Officer of Boudin since August, 1995.
                           Mr. Barrows was the Vice President of
                           Marketing for Sizzler International
                           Inc. from August, 1992 until July,
                           1995.  Mr. Barrows also held various
                           marketing positions with Taco Bell
                           Corp. (including Manager of Strategic
                           Marketing and Director of National
                           Program Development) from 1989 until
                           August, 1992


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation in 1996 of Mr. Benjamin, the President and Chief Executive Officer of SFAC and SFC (CEO), who served as President and Chief Executive Officer of Stella during the Company's 1996 fiscal year, each of the four most highly compensated executive officers (including the CEO) of the Company (including its operating subsidiaries) who were serving as executive officers at December 31, 1996, and Mr. Liska, the former President and Chief Executive Officer of SFAC and SFC who served during the Company's 1996 fiscal year, and who resigned from his position effective as of January 15, 1997.

                                                                                Long Term
                                          Annual Compensation                Compensation
                              ----------------------------------------   ------------------------
                                                                                Awards
                                                                         ------------------------
                                                                         Restricted    Securities
                                                         Other Annual      Stock       Underlying     All Other
Name and               Year      Salary       Bonus      Compensation     Awards      Options/SARs  Compensation
Principal Position     (1)       ($)(1)    ($)(1)(2)          ($)         ($)(4)         (#) (5)     ($) (6)
----------------------------------------------------------------------------------------------------------------
Lawrence S. Benjamin   1996     320,000      72,000            -  (7)           -      50,000         1,000
President and Chief    1995     283,000     257,000      157,000  (7)           -      50,000       197,000
Executive Officer of   1994     106,000           -       20,000  (7)           -     100,000        18,000
SFAC and SFC (3)

John E. Kelly          1996     400,000    162,000       118,000  (8)           -           -         1,000
Vice President and     1995     326,000     29,000        94,000  (8)           -      40,000(12)     1,000
General Counsel of     1994     300,000    170,000        98,000  (8)           -     230,000(12)     1,000
SFAC and SFC (14)

Robert L. Fishbune     1996     191,000     81,000        88,000  (9)           -     100,000        54,000
Vice President and     1995           -          -             -                -           -             -
Chief Financial        1994           -          -             -                -           -             -
Officer of
SFAC and SFC (15)

Henry J. Metz          1996     320,000    240,000        93,000 (10)           -      50,000         72,000
President              1995     287,000     15,000            -  (10)           -      75,000          1,000
and Chief Executive    1994     251,000    144,000            -  (10)           -      60,000              -
Officer of Metz

Paul J. Liska          1996     560,000    227,000       180,000 (11)           -           -           2,000
former President and   1995     386,000     48,000       119,000 (11)           -      50,000(13)       1,000
Chief Executive        1994     280,000    115,000       100,000 (11)           -     300,000(13)       3,000
Officer of SFAC
and SFC (16)


(1) The table shows compensation received by the named executive officers of the Company during 1994, 1995 and 1996.

(2) Includes annual bonus awards for services rendered in 1994, 1995 and 1996 that were paid under SFC's incentive bonus plan. The bonus plan provides certain key employees of the Company with annual cash awards based upon the financial performance of the Company. This plan is administered by the Compensation Committee of the Board of Directors. Awards for Messrs. Kelly and Liska in 1994 and 1995 were based upon SFC's achievement of certain predetermined consolidated EBITDA (defined as income from operations plus depreciation of property, plant and equipment and amortization of intangible assets) objectives. Awards for Messrs. Kelly, Fishbune and Liska in 1996 were based upon the sale of certain of the Company's businesses. Awards for Messrs. Benjamin and Metz were based upon the achievement by Stella and Metz, respectively, of certain EBITDA objectives. Under the provisions of the plan, executive officers have target incentive compensation of 50% to 75% of the year's base salary.

(3) Mr. Benjamin served as President and Chief Executive Officer of Stella during the Company's 1996 fiscal year. Mr. Benjamin was appointed President and Chief Executive Officer of SFAC and SFC as of January 15, 1997

(4) In 1994, SFAC sold shares of restricted stock to each of the following named executive officers in the amounts set forth opposite their respective names: Mr. Benjamin, 4,298 shares; Mr. Kelly, 89,390 shares; Mr. Metz, 957,750 shares and. Mr. Liska, 76,620 shares. In 1995, SFAC sold shares of restricted stock to each of the following named executive officers in the amounts set forth opposite their respective names: Mr. Benjamin, 14,578 shares; and Mr. Liska, 18,222 shares. All such shares of restricted stock were sold at a price of $.726703211 per share. In 1996, no shares of restricted stock were sold to any of the named executive employees. Due to the fact that the Common Stock is not publicly traded, it is not possible to calculate a precise value for the restricted stock. These securities vest in four equal portions over an 18 month period that commenced on the respective date of purchase by each executive. SFAC has no present intention to pay dividends on such shares. On each of August 18, 1994, November 17, 1994, January 20, 1995, February 22, 1995, June 13, 1995, July 28, 1995, September 21, 1995,
  October 15, 1995, February 21, 1996, and May 15, 1996, the Board of Directors of SFAC determined that a per share price of $.726703211 is not greater than the fair market value of the Common Stock. On August 14, 1996, the Board of Directors of SFAC determined that a per share price of $.726703211 is equal to the fair market value of the Common Stock. Accordingly, the dollar value of the restricted stock awards made to each of the named executive officers equals the consideration paid by the named executive officers. As of December 31, 1996, the aggregate number of shares of restricted stock and the value therefor, net of consideration paid, for such shares held by executive officers named in the Summary Compensation Table was as follows: Mr. Benjamin, 18,876 shares, $0; Mr. Kelly, 89,390 shares, $0; Mr. Fishbune, 0 shares, $0; Mr. Metz, 957,750 shares, $0; Mr. Liska, 94,842 shares, $0.

(5) In 1994, options were granted under the Specialty Foods Acquisition Corporation 1994 Stock Option Plan (SFAC Stock Option Plan) and the Specialty Foods Acquisition Corporation 1994 Performance Stock Option Plan for Certain Employees (Stock LTIP) in the following amounts: Mr. Benjamin, options for 100,000 shares under the SFAC Stock Option Plan and no options under the Stock LTIP; Mr. Kelly, options for 150,000 shares under the SFAC Stock Option Plan and 80,000 shares under the Stock LTIP; Mr. Metz, options for 60,000 shares under the SFAC Stock Option Plan and no options under the Stock LTIP; and Mr. Liska, options for 200,000 shares under the SFAC Stock Option Plan and 100,000 shares under the Stock LTIP. In 1995, options were granted under the SFAC Stock Option Plan and the Stock LTIP in the following amounts: Mr. Benjamin, options for 50,000 shares under the Stock Option Plan and no options under the Stock LTIP; Mr. Kelly, options for 40,000 shares under the Stock Option Plan and no options under the Stock LTIP; Mr. Metz, options for 75,000 shares under the Stock Option Plan and no options under the Stock LTIP; and Mr. Liska, options for 50,000 shares under the Stock Option Plan and no options under the Stock LTIP. In 1996, options were granted under the SFAC Stock Option Plan in the following amounts: Mr. Benjamin, options for 50,000 shares; Mr. Kelly, no options; Mr. Fishbune, options for 100,000 shares; Mr. Metz, options for 50,000 shares; and Mr. Liska, no options. No options were granted under the Stock LTIP to any of the named executives in 1996. See "Item 11 Executive Compensation - Stock Option and Long Term Performance Related Incentive Plans" for a description of the terms and conditions of the SFAC Stock Option Plan and Stock LTIP.

(6)  The amounts set forth for 1994 include
  payments of life insurance premiums on behalf of Messrs. Benjamin, Kelly, and Liska and reimbursement of $17,000 of moving and relocation expenses to Mr. Benjamin. The amounts set forth for 1995 include life insurance premiums on behalf of Messrs. Benjamin, Kelly, Metz, and Liska and reimbursement of $196,000 of moving and relocation expenses to Mr. Benjamin. The amounts set forth for 1996 include life insurance premiums on behalf of Messrs. Benjamin, Kelly, Fishbune, Metz, and Liska, reimbursement of $53,000 of moving and relocation expenses to Mr. Fishbune, and reimbursement of $71,000 of moving and relocation expenses to Mr. Metz.

(7) The amounts set forth for Mr. Benjamin in 1994 reflect $15,000 of tax reimbursement payments made to Mr. Benjamin in 1994 in connection with moving and relocation expenses. The amounts set forth for Mr. Benjamin in 1995 reflect $144,000 of tax reimbursement payment made to Mr. Benjamin in 1995 in connection with moving and relocation expenses. No amounts are set forth for Mr. Benjamin in 1996 because the dollar amount of perquisites and other personal benefits received by Mr. Benjamin in 1996 falls below the reporting threshold established by the SEC. Currently, disclosure is required only when the aggregate value of perquisites and other personal benefits exceeds the lesser of $50,000 or ten percent of total salary and bonus.

(8) The amounts set forth for Mr. Kelly in 1994 reflect $43,000 of contributions paid on Mr. Kelly's behalf by SFC to a retirement account maintained by Mr. Kelly (the terms and conditions of which are more fully described in this section under the subheading "Executive Retirement Accounts Maintained by Certain HQ Employees") and $37,000 of tax reimbursement payments made to Mr. Kelly in 1994. The amount set forth for Mr. Kelly in 1995 reflect $45,000 of contributions paid on Mr. Kelly's behalf to a retirement account maintained by Mr. Kelly and $35,000 of tax reimbursement payment made to Mr. Kelly in 1995. The amounts set forth for Mr. Kelly in 1996 reflect $55,000 of contributions paid on Mr. Kelly's behalf to a retirement account maintained by Mr. Kelly and $43,000 of tax reimbursement payment made to Mr. Kelly in 1996.

(9) The amounts set forth for Mr. Fishbune in 1996 reflect $29,000 of contributions paid on Mr. Fishbune's behalf by SFC to a retirement account maintained by Mr. Fishbune (the terms and conditions of which are more fully described in this section under the subheading "Executive Retirement Accounts Maintained by Certain HQ Employees"), $23,000 of tax reimbursement payments made to Mr. Fishbune in 1996, and $20,000 of tax reimbursement payment made to Mr. Fishbune in 1996 in connection with moving and relocation expenses.

(10) No amounts are set forth for Mr. Metz in 1994 or 1995 because the dollar amount of perquisites and other personal benefits received by Mr. Metz in such years falls below the reporting threshold established by the SEC. Currently, disclosure is required only when the aggregate value of the perquisites and other personal benefits exceeds the lesser of $50,000 or ten percent of total salary and bonus for any such year. The amounts set forth for Mr. Metz in 1996 reflect $54,000 of tax reimbursement payments in 1996 in connection with moving and relocation expenses, and $39,000 for personal use of Metz's airplane.

 (11) The amounts set forth for Mr. Liska in 1994 reflect $44,000 of contributions paid on Mr. Liska's behalf by SFC to a retirement account maintained by Mr. Liska (the terms and conditions of which are more fully described in this section under the subheading "Executive Retirement Accounts Maintained by Certain HQ Employees") and $38,000 of tax reimbursement payments made to Mr. Liska in 1994. The amount set forth for Mr. Liska in 1995 reflect $59,000 of contributions paid on Mr. Liska's behalf to a retirement account maintained by Mr. Liska and $47,000 of tax reimbursement payment made to Mr. Liska in 1995. The amounts set forth for Mr. Liska in 1996 reflect $86,000 of contributions paid on Mr. Liska's behalf to a retirement account maintained by Mr. Liska and $67,000 of tax reimbursement payment made to Mr. Liska in 1996.

(12) In 1994, Mr. Kelly was granted options for the purchase of 150,000 shares of common stock of SFAC granted pursuant to a Stock Option Agreement between SFAC and Mr. Kelly dated as of February 1, 1994. In 1995, Mr. Kelly was granted options for the purchase of 40,000 shares of common stock of SFAC granted pursuant to a Stock Option Agreement between SFAC and Mr. Kelly dated as of February 1, 1995. Upon Mr. Kelly's resignation from the Company, SFAC and Mr. Kelly shall enter into an Amended and Restated Non-Qualified Stock Option Agreement, which, among other things, will reduce the number of shares subject to the option to 132,500 (the terms and conditions of which are more completely described in this section under the heading "Agreements with Mr. Kelly").

(13) In 1994, Mr. Liska was granted options for the purchase of 200,000 shares of common stock of SFAC granted pursuant to a Stock Option Agreements between SFAC and Mr. Liska dated as of February 1, 1994. In 1995, Mr. Liska was granted options for the purchase of 50,000 shares of common stock of SFAC granted pursuant to a Stock Option Agreement between SFAC and Mr. Liska dated as of February 1, 1995. SFAC and Mr. Liska entered into an Amended and Restated Non-Qualified Stock Option Agreement dated as of January 15, 1997, which, among other things, reduced the number of shares subject to the option to 162,500 (the terms and conditions of which are more completely described in this section under the heading "Agreements with Mr. Liska").

(14)  Mr. Kelly shall receive certain post-
  termination compensation upon his resignation pursuant to a Termination Agreement with SFAC and SFC, dated as of February 20, 1997, which agreement is more completely described in this subsection under the heading "Agreements with Mr. Kelly."

(15) Mr. Fishbune joined the Company in May 1996, and, therefore, did not receive any compensation from the Company in 1994 or 1995.


(16) Mr. Liska resigned from his position with SFAC and SFC effective as of January 15, 1997 and shall receive certain post-termination compensation pursuant to a Termination Agreement with SFAC and SFC, dated as of January 14, 1997, which agreement is more completely described in this subsection under the heading "Agreements with Mr. Liska."

Options/SARs Grant Table

                            Option/SAR Grants in Last Fiscal Year
---------------------------------------------------------------------------------------------------
                               Individual Grants                           Potential Realizable Value
                                                                           Assumed Annual Rates of
                                                                           Stock Price Appreciation
                                                                            for Options Term (2)
---------------------------------------------------------------------------------------------------
                       Number of
                       Securities     % of Total
                       Underlying    Options/SARs   Exercise
                     Options/SARs     Granted to     or Base
                        Granted      Employees in     Price       Expiration
      Name              (#) (1)      Fiscal Year      ($/Sh)         Date      5% ($)   10% ($)
---------------------------------------------------------------------------------------------------
Lawrence S. Benjamin
President and Chief
Executive Officer of
SFAC and SFC            50,000           4.90%      0.726703211  2/1/06       22,851   57,910

John E. Kelly
Vice President and
General Counsel of
SFAC and SFC                -               -                  -       -             -        -

Robert L. Fishbune
Vice President and
Chief Financial
Officer of
SFAC and SFC          100,000            9.80%     0.726703211   2/1/06       45,704  115,822

Henry J. Metz
President and Chief
Executive Officer of   50,000            4.90%     0.726703211   2/1/06       22,851   57,910
Metz

Paul J. Liska
former President and
Chief Executive
Officer of SFAC and
SFC                        -                -                 -        -             -        -


(1) Options to purchase common stock of SFAC granted pursuant to the SFAC Stock Option Plan. See "Section
  11 Executive Compensation - Stock Option and Long Term
  Performance Related Incentive Plans" for the terms and conditions of the SFAC Stock Option Plan.

(2) All options were granted at an exercise price of $.726703211 per share of Common Stock. Due to the fact that the Common Stock is not publicly traded, it is not currently possible to calculate a precise value for unexercised options. On each of August 18, 1994, November 17, 1994, January 20, 1995, February 22, 1995, June 13, 1995, July 28, 1995,
  September 21, 1995, October 15, 1995, February 21, 1996 and May 15, 1996, the Board of Directors of SFAC determined that a per share price of $.726703211 is not below the fair market value of the Common Stock. On August 14, 1996, the Board of Directors of SFAC determined that a per share price of $.726703211 is equal to the fair market value of the Common Stock.


Aggregated Options/SARs Exercised In Last Fiscal Year And Year-
End Option/SAR Values

                                                            Number of
                                                           Securities           Value of
                                                           Underlying          Unexercised
                                                          Unexercised         In-the-Money
                                                        Options/SARs at       Options/SARs at
                                                      Fiscal Year-End (#)   Fiscal Year-End($)
                      Shares Acquired                    Exercisable/         Exercisable
Name                   on Exercise(#)   Value Realized  Unexercisable(1)      Unexercisable
-----------------------------------------------------------------------------------------------
Lawrence S. Benjamin             0                  0      75,000/125,000              (2)
President and Chief
Executive Officer of
SFAC and SFC

John E. Kelly                    0                  0      85,000/190,000              (3)
Vice President and
General Counsel of
SFAC and SFC

Robert L. Fishbune               0                  0      25,000/75,000               (2)
Vice President and
Chief Financial
Officer of
SFAC and SFC

Henry J. Metz                    0                  0      76,250/108,750              (2)
President and
Chief Executive
Officer of Metz

Paul J. Liska                    0                  0      112,500/250,000(4)          (2)
former President
and Chief
Executive Officer of
SFAC and SFC


(1)                 Options to purchase Common Stock.

(2) All options were granted at an exercise price of $.726703211 per share of Common Stock. Due to the fact that the Common Stock is not publicly traded, it is not currently possible to calculate a precise value for unexercised options. On each of August 18, 1994, November 17, 1994, January 20, 1995, February 22, 1995, June 13, 1995, July 28, 1995,
  September 21, 1995, October 15, 1995, February 21, 1996 and
  May 15, 1996, the Board of Directors of SFAC determined that a per share price of $.726703211 is not below the fair market value of the Common Stock. On August 14, 1996, the Board of Directors of SFAC determined that a per share price of $.726703211 is equal to the fair market value of the Common Stock.

(3) In 1994, Mr. Kelly was granted options for the purchase of 150,000 shares of common stock of SFAC granted pursuant to a Stock Option Agreement between SFAC and Mr. Kelly dated as of February 1, 1994. In 1995, Mr. Kelly was granted options for the purchase of 40,000 shares of common stock of SFAC granted pursuant to a Stock Option Agreement between SFAC and Mr. Kelly dated as of February 1, 1995. Upon Mr. Kelly's resignation from the Company, SFAC and Mr. Kelly shall enter into an Amended and Restated Non-Qualified Stock Option Agreement, which, among other things, will reduce the number of shares subject to the option to 132,500 (the terms and conditions of which are more completely described in this section under the heading "Agreements with Mr. Kelly").

(4) In 1994, Mr. Liska was granted options for the purchase of 200,000 shares of common stock of SFAC granted pursuant to a Stock Option Agreements between SFAC and Mr. Liska dated as of February 1, 1994. In 1995, Mr. Liska was granted options for the purchase of 50,000 shares of common stock of SFAC granted pursuant to a Stock Option Agreement between SFAC and Mr. Liska dated as of February 1, 1995. SFAC and Mr. Liska entered into an Amended and Restated Non-Qualified Stock Option Agreement dated as of January 15, 1997, which, among other things, reduced the number of shares subject to the option to 162,500 (the terms and conditions of which are more completely described in this section under the heading "Agreements with Mr. Liska").


Long-Term Incentive Plans - Awards in Last Fiscal Year

                                                                              Estimated Future Payouts
                                              Performance of                      Under Nonstock
                             Number of         Other Period                       Price-Based Plans
                         Shares, Units or    Until Maturation    Threshold     Target      Maximum
Name                    Other Rights(#)(1)      or Payout          ($)(2)        ($)(3)       ($)
----------------------------------------------------------------------------------------------------
Lawrence S. Benjamin       0 units                  (3)                0            -          (6)
President and Chief
Executive Officer of
SFAC and SFC

John E. Kelly              0 units                  (2)                0            -          (4)
Vice President
and General
Counsel of SFAC and
SFC

Robert L. Fishbune         0 units                  (3)                0            -          (5)
Vice President and
Chief Financial
Officer of SFAC
and SFC

Henry J. Metz              0 units                  (3)                0            -          (5)
President and
Chief Executive
Officer of Metz

Paul J. Liska              0 units                  (2)                0            -          (4)
former President
and Chief Executive
Officer of SFAC and
SFC


(1) This column contains the number of performance units granted to each of the named executive officers in 1996 under the terms of the Specialty Foods Corporation Long Term Incentive Compensation Plan (the Cash
  LTIP) or the Long Term Incentive Compensation Plans of the Company's operating units (the Subsidiary LTIPs). With respect to those executive officers that are HQ employees, each performance unit represents the right to receive 0.1% of the ultimate cash award under the Cash LTIP. The payment of awards under the Cash LTIP is conditional on the achievement by SFAC of specified consolidated EBITDA targets in fiscal 1998, or earlier in the event of a change in control. Award payments under each Subsidiary LTIP will accrue to employees of the relevant subsidiary in fiscal 1998 based upon such subsidiary's attainment of EBITDA in excess of the specified EBITDA targets for such year. The maximum amount payable under the Cash LTIP (of which Mr. Fishbune is a participant) is $15 million. The maximum amount payable under the Metz Subsidiary LTIP (of which Mr. Metz is a participant) is $20 million. The maximum amount payable under the Stella Subsidiary LTIP (of which Mr. Benjamin is a participant) is $12 million. See "Section 11 Executive Compensation - Stock Option and Long Term Performance Related Incentive Plans" for the terms and conditions of the Cash LTIP and Subsidiary LTIPs.

(2) Under the Cash LTIP, payment is conditional upon the achievement by SFAC of specified consolidated EBITDA targets in fiscal 1998, or earlier in the event of a change of control. The awards, if and to the extent earned, will be paid over a three-year period commencing in 1999, with no interest accruing on the award amounts during such period.

(3) Under the Subsidiary LTIPs, payment is conditional on the achievement by the relevant subsidiary in fiscal 1998 of EBITDA in excess of the specified EBITDA targets for such year. The awards, if and to the extent earned, will be paid over a three-year period commencing in 1999, with no interest accruing on the award amounts during such period.

(4) Under the Cash LTIP, an aggregate award of $1 million will be made available to all participants for each percentage point by which the consolidated EBITDA of SFAC for fiscal 1998 exceeds the consolidated EBITDA target for SFAC in fiscal 1998, up to a maximum aggregate award of $15 million based upon the attainment of fiscal 1998 consolidated EBITDA that exceeds the fiscal 1998 consolidated EBITDA target by 15%.

(5) Under the Metz Subsidiary LTIP, an aggregate award of $1,333,333 will be made available to all participants for each percentage point by which EBITDA of Metz for fiscal 1998 exceeds the EBITDA target for Metz in fiscal 1998, up to a maximum aggregate award of $20 million based upon the attainment of fiscal 1998 EBITDA that exceeds the fiscal 1998 EBITDA target by 15%.

(6) Under the Stella Subsidiary LTIP, an aggregate award of $800,000 will be made available to all participants for each percentage point by which EBITDA of Stella for fiscal 1998 exceeds the EBITDA target for Stella in fiscal 1998, up to a maximum aggregate award of $12 million based upon the attainment of fiscal 1998 EBITDA that exceeds the fiscal 1998 EBITDA target by 15%.

Metz-Mother's Cake & Cookie Company Consolidated Pension Plan for
  Non-Union Employees

The following table indicates the estimated annual benefits payable upon retirement to Mr. Metz for the specified compensation and years of service classifications under the Metz-Mother's Cake & Cookie Company Consolidated Pension Plan for Non-Union Employees (Pension Plan), as of December 31, 1996, assuming that Mr. Metz remain in service with Metz until their retirement. Mr. Metz is the only named executive officer participating in the Pension Plan.

Pension Plan Table For The Pension Plan

Remuneration                   Years of Service
--------------------------------------------------------------------
                          15        20       25       30       35
                        ------    ------   ------   ------   ------
 125,000                20,657    28,463   36,269   44,075   44,075

 150,000                25,794    35,507   45,220   54,933   54,933

 175,000                30,935    42,554   54,173   65,792   65,792

 200,000                36,075    49,600   63,125   76,650   76,650

 225,000                39,422    54,189   68,956   83,723   83,723

 250,000                40,027    55,018   70,009   85,000   85,000

 300,000                40,027    55,018   70,009   85,000   85,000

 400,000                40,027    55,018   70,009   85,000   85,000

 450,000                40,027    55,018   70,009   85,000   85,000

 500,000                40,027    55,018   70,009   85,000   85,000


"Compensation" under the Pension Plan generally refers to total annual cash compensation (up to $150,000 for 1994 and 1995, as limited by the Code section 401(a) (17)), including pre-tax salary deferrals, but excluding certain specified items such as compensation received under the Metz Baking Company Executive Incentive Compensation Plan, the Metz Baking Company Deferred Compensation Plan or the Metz Baking Company Plant Managers Bonus Incentive Plan.

Although the amount reported as annual compensation for Mr. Metz in the Summary Compensation table is $560,000, Mr. Metz's covered compensation under the Metz Plan in 1995 was $150,000 (as limited by Code section 401(a)(171). As of December 31, 1996, Mr. Metz had approximately 25 years of credited service under the Pension Plan. Benefits are computed on a straight life annuity basis and are not subject to deduction for Social Security or other offset amounts.

Certain Employment Arrangements

Employment Agreement with Mr. Benjamin

SFAC and SFC entered into an Amended and Restated Executive Employment Agreement with Mr. Benjamin effective January 1, 1997, replacing that certain Executive Employment Agreement dated as of August 15, 1994 among Mr. Benjamin, SFAC and Stella Holdings, Inc., as amended. The Employment Agreement for Mr. Benjamin provides for the initial term of employment to end December 31, 1999, which term will automatically be renewed for additional one-year extension periods unless the renewal is canceled by SFAC or SFC or Mr. Benjamin upon six months' prior notice. The
Employment Agreement provides for an initial base salary of $560,000 and an annual target bonus of 75% of base salary upon attainment by the Company of specified EBITDA targets.

Pursuant to the Employment Agreement, Mr. Benjamin has been or will be granted options pursuant to the SFAC Stock Option Plan to purchase an aggregate amount of 500,000 of Common Stock, and, to date, such options have been granted in blocks of options to purchase 100,000 shares, 50,000 shares, and 50,000 shares. These options will vest (and therefore become and remain exercisable) and will be exercisable at a price of $0.726703211 per share on the dates set forth below: 100,000 shares, vested by February 1, 1998, exercisable until February 1, 2004; 50,000 shares, vested by February 1, 1999, exercisable until February 1, 2005; and 50,000 shares, vested by February 1, 1999, exercisable until February 1, 2006.

In the event of termination of Mr. Benjamin's employment for any reason, SFAC and SFC will have the right to repurchase all shares of Common Stock and vested options held by Mr. Benjamin at the time of termination. Options not vested will lapse upon termination (except that upon Mr. Benjamin's death, disability, termination without cause or voluntary termination with good reason, options that would have vested within six months of the date of termination are treated as vested). In the event of Mr. Benjamin's death, disability, termination without cause or voluntary termination for good reason, Mr. Benjamin will have the right to put his shares of Common Stock to SFAC. In addition, upon termination in such circumstances, SFAC and SFC will make certain post-termination salary and bonus payments to such executive (or his estate).

Mr. Benjamin's Employment Agreement also provides that Mr. Benjamin may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him as a result of his exercise of stock options and/or his termination in connection with a change of control of SFAC.
These payments are limited in some circumstances to the tax savings actually realized by SFAC and in other circumstances by various dollar amounts.

Mr. Benjamin has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in his Employment Agreement.

Employment Agreement with Mr. Fishbune

SFAC and SFC entered into an Executive Employment Agreement with Mr. Fishbune effective May 13, 1996. The Employment Agreement for Mr. Fishbune provides for the initial term of employment to end December 31, 1998, which term will automatically be renewed for up to a one-year extension period unless the renewal is canceled by SFAC or SFC or Mr. Fishbune upon six months' prior notice. The Employment Agreement provides for an initial base salary of $300,000 and an annual target bonus of 50% of base salary upon attainment by the Company of specified EBITDA targets.

Pursuant to the Employment Agreement, Mr. Fishbune has been granted options pursuant to the SFAC Stock Option Plan to purchase 100,000 shares of Common Stock. These options will vest (and therefore become and remain exercisable) over time so that all such options will be vested by February 1, 1999. These options, once vested, will be exercisable until February 1, 2006 at a price of $0.726703211 per share.

Mr. Fishbune's Employment Agreement also provides that Mr. Fishbune may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him as a result of his exercise of stock options and/or his termination in connection with a change of control of SFAC or SFC. These payments are limited in some circumstances to the tax savings actually realized by SFAC or SFC and in other circumstances by various dollar amounts.

Mr. Fishbune has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in his Employment Agreement.

Agreements with Mr. Kelly

SFAC, SFC and Mr. Kelly entered into a Termination Agreement (the Kelly Termination Agreement), dated as of February 20, 1997, which, among other things, provides for the termination of the Executive Employment Agreement, dated as of January 1, 1994 among SFAC, SFC and Mr. Kelly, as amended, as of a date mutually agreeable by the parties (the Resignation Date). As of the filing date of this report, the Resignation Date had not yet occurred or been determined. The Kelly Termination Agreement provides for the cancellation upon the Resignation Date of the Non-Qualified Stock Option Agreement dated as of February 1, 1995 and the Performance Stock Option Agreement dated February 1, 1994, each between SFAC and Mr. Kelly. The Kelly Termination Agreement also provides upon the Resignation Date for SFAC and Mr. Kelly to amend and restate the Non-Qualified Stock Option Agreement dated as of February 1, 1994 to, among other things, reduce the number of shares subject to an option to purchase Common Stock of SFAC from 190,000 to 132,500 shares. Pursuant to the Kelly Termination Agreement, Mr. Kelly shall receive (a) $30,260.42 every one-half month for a minimum of four months, and a maximum of twelve months, depending on future employment, (b) a $100,000 bonus upon the sale of Gai's, and (c) a $147,916.68 bonus upon the sale of SFFB provided the sale occurs on or before the forty-fifth (45th) day after the Resignation Date. The Kelly Termination Agreement also provides for the cancellation of that certain Limited Recourse Secured Promissory Note dated as of June 15, 1995 in the principal amount of $290,681.28, and, in connection with such cancellation, for Mr. Kelly to deliver to SFAC (x) Subordinated Debentures with a then-current accreted value of $151,711.96, and (y) 191,233 shares of Common Stock with a value of $138,969.32, based upon founder's cost of $.726703211 per share.

Agreements with Mr. Liska

SFAC, SFC and Mr. Liska entered into a Termination Agreement (the Liska Termination Agreement), dated as of January 14, 1997, which, among other things, terminated the Executive Employment Agreement, dated as of January 1, 1996, among SFAC, SFC and Mr. Liska. The Liska Termination Agreement provides for the cancellation of the Non-Qualified Stock Option Agreements dated as of February 1, 1994 and February 1, 1995 and the Performance Stock Option Agreement dated as of February 1, 1994, each between SFAC and Mr. Liska. The Liska Termination Agreement also provided for SFAC and Mr. Liska to amend and restate the Stock Option Agreement dated as of November 17, 1994 between SFAC and Mr. Liska to, among other things, reduce the number of shares subject to an option to purchase Common Stock of SFAC from 250,000 to 162,500. Pursuant to the Liska Termination Agreement, Mr. Liska shall receive $40,833.33 every one-half month for six months commencing on January 15, 1997. The Liska Termination Agreement also provides for the cancellation of that certain Limited Recourse Secured Promissory Note dated as of June 15, 1995 in the principal amount of $290,681.28, and, in connection with such cancellation, for Mr. Liska to deliver to SFAC (x) Subordinated Debentures with a then current accreted value of $172,034.04, and (y) 163,268 shares of Common Stock with a value of $118,647.24, based upon founder's cost of $.726703211 per share.

Executive Retirement Accounts Maintained by Certain Headquarter
(HQ) Employees

Certain HQ employees, including Messrs. Kelly, Fishbune and Liska have established retirement accounts into which they contribute up to 15% of base pay (on an after-tax basis) to annuity or money market funds. The Company provides certain contributions to each employee's retirement account and reimbursement for the tax impact incurred by participating employees on all contributions made in connection with the plan.

STOCK OPTION AND LONG TERM PERFORMANCE RELATED INCENTIVE PLANS

Specialty Foods Acquisition Corporation 1994 Stock Option Plan

Effective January 1, 1994, SFAC adopted the Specialty Foods Acquisition Corporation 1994 Stock Option Plan, which was amended and restated in February, 1995 (the SFAC Stock Option Plan). An aggregate of 5,852,917 shares, representing approximately 8.04% of the fully-diluted common equity of SFAC, may be subject to options granted under the SFAC Stock Option Plan. Options may be granted to key employees (including officers and directors) and consultants of SFAC and its operating subsidiaries. Options granted under the SFAC Stock Option Plan may either be nonqualified stock options (NQSOs) or incentive stock options
(ISOs).

Generally, options for employees of the operating subsidiaries will become eligible for grant in five installments during fiscal years 1994-1998. The last four tranches will be granted only if and to the extent 1994-1997 EBITDA targets are attained. The Compensation Committee (the Committee) of the Board of Directors of SFAC (the SFAC Board), which has been appointed by the SFAC Board to administer the SFAC Stock Option Plan, has discretion to establish and adjust targets and award levels.

The option term will generally be 10 years. The exercise price per share of ISOs will equal or exceed the fair market value of the Common Stock on the date of grant. The exercise price per share of NQSOs may be below such fair market value.

Specialty Foods Acquisition Corporation Long Term Incentive
Compensation Plan

Effective January 1, 1994, SFAC adopted the Specialty Foods Acquisition Corporation Long Term Incentive Compensation Plan, which was amended and restated in February, 1995 (the Cash LTIP). The payment of awards under the Cash LTIP is conditional on the achievement by SFAC of consolidated EBITDA in fiscal year 1998 in excess of a specified consolidated EBITDA target for such year. The Committee (which has been appointed by the SFAC Board to administer the Cash LTIP) may, in its discretion, grant performance units under the Cash LTIP to HQ Employees. The total number of performance units potentially available for grants during the five-fiscal year period ending on December 31, 1998 (the performance cycle) is 1,000. Each performance unit represents the right to receive 0.1% of the ultimate cash award pool. The maximum award pool under the Cash LTIP is $15 million. In all circumstances, up and to the extent earned, awards will be paid over a three-year period commencing in 1999, with no interest accruing on the award amounts during such period. Performance units may be allocated to participants by the Committee during or following any fiscal year in the performance cycle.

The SFAC Board or the Committee may, in their discretion, adjust awards, the award pool and EBITDA targets to reflect certain corporate transactions.

Specialty Foods Acquisition Corporation 1994 Performance Stock
Option Plan for Certain Employees

Effective January 1, 1994, SFAC adopted the Specialty Foods Acquisition Corporation 1994 Performance Stock Option Plan for Certain Employees, which was amended and restated in February, 1995 (the Stock LTIP). An aggregate of 354,722 shares may be subject to options granted to key HQ Employees under the Stock LTIP (representing approximately 0.49% of the fully diluted common equity of SFAC). These options may be granted at any time through the end of the fiscal year 1998. These options will vest on December 31, 1998 if SFC meets certain specified EBITDA performance targets for the fiscal year ending December 31, 1998. If SFC fails to meet such specified EBITDA performance targets, these options will vest January 1, 2003.

Only NQSOs may be granted under the Stock LTIP. The option term will generally be 10 years. The option exercise price will be determined by the Committee (which has been appointed by the SFAC Board to administer the Stock LTIP) and may be less than the fair market value of the Common Stock on the date of grant.

Subsidiary Long Term Incentive Compensation Plans

Effective January 1, 1994, SFC adopted Long Term Incentive Compensation Plans for each of its operating units, which were amended and restated in February, 1995 (collectively, the Subsidiary LTIPs). The compensation committee of the Board of Directors of SFC (which has been appointed by the SFC Board of Directors to administer the Subsidiary LTIPs) may, in its discretion, grant performance units under each Subsidiary LTIP to employees of the business group covered thereby for the achievement by that business group of EBITDA in fiscal year 1998 in excess of the specified EBITDA target for such business group in such fiscal year. The total number of performance units potentially available for grants under each Subsidiary LTIP during the five year period ending December 31, 1998 is 1,000. Each performance unit will represent the right to receive 0.1% of the ultimate award pool.

The maximum award pools under the Subsidiary LTIPs range from $5 million to $20 million, depending on the size of the business group. The maximum aggregate amount payable under all Subsidiary LTIPs is $49 million. In all circumstances, the awards, if and to the extent earned, will be paid over a three-year period commencing 1999, with no interest accruing on the award amounts during such period. The portion that will actually be awarded depends upon the amount by which the actual EBITDA achieved in fiscal year 1998 exceeds targeted 1998 EBITDA.

The Board of Directors of SFC and its compensation committee have discretion to adjust awards, the award pools and EBITDA targets to reflect certain corporate transactions.

Compensation of Directors

Employees of SFAC, SFC or their subsidiaries do not receive any additional compensation for services as a director or on committees of the board of directors of SFAC, SFC or any of their subsidiaries. Directors of SFAC, SFC or their subsidiaries are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board of Directors and committee meetings and are covered by director's liability insurance. Each of Messrs. Baldwin and Meyer also receive directors fees of $20,000 annually.

Compensation Committee Interlocks and Insider Participation In
   Compensation Decisions

J. Taylor Crandall, Robert B. Haas and Anthony P. Scotto are all of the members of the compensation committee of the Board of Directors of each of SFAC and SFC (Compensation Committee). Messrs. Crandall, Haas and Scotto own a beneficial interest in or is (or was during a portion of the Company's 1996 fiscal year) an executive officer of one or more of the entities that received fees from the Company in connection with the Acquisition and/or have entered into financial advisory arrangements with SFC as described below.

Mr. Haas is a controlling shareholder and Chairman of the Board of Haas Wheat. Haas Wheat is a party to a financial advisory agreement with SFC pursuant to which Haas Wheat has agreed to provide certain financial advisory and other consulting services to SFC for a five-year period in consideration for an annual fee of $700,000. Haas Wheat and Acadia have a contractual agreement under which Haas Wheat remits a portion of its annual fee to Acadia.

J. Taylor Crandall is Vice President and Chief Financial Officer of Keystone and is President, Director and Sole Stockholder of Acadia MGP, Inc., the managing general partner of Acadia FW Partners, L.P., the sole general partner of Acadia. Mr. Scotto is a Managing Director of Oak Hill Partners, Inc. and its predecessor. Each of Penobscot and Keystone have entered into five-year financial advisory agreements with SFC, pursuant to which they are paid annual fees, $200,000 per year in the case of Penobscot and $100,000 per year in the case of Keystone.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of March 20, 1997, certain information regarding the beneficial ownership of voting securities of SFAC by (i) each person known by SFAC to be the beneficial owner of more than 5% of any class of SFAC's voting securities, (ii) each of the directors and named executive officers of SFAC, and (iii) all executive officers and directors of SFAC.



                                                              Percentage
                                                                  of
Name and Address                      Number of Shares        Outstanding
 of Beneficial                        of Common Stock          Shares of
    Owner                                                    Common Stock (a)
-----------------------------------------------------------------------------
Acadia Partners, L.P. (b)
201 Main Street
Fort Worth, Texas 76103                    23,596,345                37.38%

Artal Luxembourg S.A.(c)
39 Boulevard Royal
Luxembourg 2449                             5,959,327                 9.44%

Keystone, Inc. (d)
201 Main Street
Fort Worth, Texas 76102                     5,891,500                 9.33%

UBS Capital LLC (e)
299 Park Avenue
New York, New York  10171                   5,366,913                 8.50%

Robert B. Haas (f)
300 Crescent Court, Suite 1700
Dallas, Texas 75201                         5,111,051                 8.10%

DLJ Merchant Banking Partners, L.P. (g)
277 Park Avenue
New York, New York 10172                    3,815,712                 6.04%

Thomas J. Baldwin                                 --                    --

J. Taylor Crandall (b)                            --                    --

Charles J. Delaney                                --                    --

Daniel L. Doctoroff (b)                           --                    --

Jerry M. Meyer                                    --                    --

Andrew J. Nathanson(g)                            --                    --

David G.  Offensend (b)                           --                    --

Anthony P. Scotto (b)                             --                    --

Douglas D. Wheat (h)                       2,396,776                  3.80%

Lawrence S. Benjamin (i)                     218,876                     *

Paul J. Liska (j)                            494,074                     *

John E. Kelly (j)                             430,657                    *

Henry J. Metz (i)                           1,159,000                 1.84%

All directors and executive                 9,782,455                15.50%
officers and group (b)(g)(i)
________

* Less than 1%.

(a) This column reflects percentages of the aggregate number of outstanding shares of Common Stock on March 20, 1997. The holdings of all of the stockholders listed in this table may be diluted by the exercise of options which, under employment arrangements and stock option plans approved by SFAC and SFC, may be granted to certain employees. The SFAC Stock Option Plan makes available to certain operating company employees and HQ Employees options to purchase 5,852,917 shares of Common Stock, representing approximately 8.04% of SFAC's fully diluted common equity. See "Item 11-Executive Compensation-Stock Option and Long Term Performance Related Incentive Plans." The Stock LTIP makes available to certain HQ Employees options to purchase a maximum of 354,722 shares of Common Stock, representing approximately 0.49% of SFAC's fully diluted common equity. See "Item 11-Executive Compensation-Stock Option and Long Term Performance Related Incentive Plans."

(b) Acadia's shares of Common Stock include shares owned by FWHY-Coinvestments VII Partners, L.P. (FWHY), SFC Partners, L.P.
  (SFCP) and SFC Partners II, L.P. (SFCII), parties related to Acadia. The general partner of Acadia is Acadia FW Partners, L.P. (Acadia FW), the managing general partner of which is Acadia MGP, Inc. (Acadia MGP), a corporation controlled by J. Taylor Crandall. In addition, Mr. Crandall controls Group 31, Inc., the general partner of each of FWHY, SFCP and SFCII. Therefore, Acadia FW and Acadia MGP may be deemed to beneficially own the shares of Common Stock held by Acadia, and Mr. Crandall may be deemed to beneficially own the shares of Common Stock held by Acadia, SFCP, SFCII and FWHY. Messrs. Doctoroff, Offensend and Scotto are limited partners of SFCII and disclaim beneficial ownership of the shares of Common
  Stock held by SFCII. The address of Acadia FW, Acadia MGP,
  FWHY, SFCP, SFCII and Mr. Crandall is 201 Main Street, Fort
  Worth, Texas 76102.

(c) Artal Luxembourg S.A. is a wholly-owned subsidiary of Lorraine Investments Luxembourg S.A.("Lorraine Luxembourg"), a Luxembourg company. The issued and outstanding capital stock of Lorraine Luxembourg is in the form of bearer shares. The address of Lorraine Luxembourg is 39, Boulevard Royal, L-2449 Luxembourg. All decisions with respect to Lorraine Luxembourg and its subsidiaries are made by the Board of Directors of Lorraine Luxembourg. The members of the Board of Directors of Lorraine Luxembourg are as follows: Eric Wittouck, Guy Ullens and Roger Morley.

(d) Keystone is controlled by Robert M. Bass. As such, Mr. Bass may be deemed to beneficially own the shares of Common Stock held by Keystone. The address of Mr. Bass and Keystone is 201
  Main Street, Fort Worth, Texas 76102.

(e) UBS Capital is a wholly-owned merchant banking subsidiary of Union Bank of Switzerland. The shares of capital stock of Union Bank of Switzerland are publicly held.

(f) Mr. Haas' shares of Common Stock include 101,011 shares owned by HWP Specialty Subsidiary Partners, 25,253 shares owned by HWP Specialty Subsidiary Partners II, and 1,000,000 shares owned by the Haas Family Long-Term Trust. The shares owned by HWP Specialty Subsidiary Partners and HWP Specialty Subsidiary Partners II also are beneficially owned by Mr. Douglas Wheat.

(g) DLJ Merchant Banking Partners, L.P's shares consist of shares of Common Stock held by the following entities (collectively, the DLJ Entities): DLJ Merchant Banking Partners, L.P. (DLJMBP), DLJ International Partners, C.V. (DLJIP), DLJ Offshore Partners, C.V. (DLJOP), DLJ Merchant Banking Funding, Inc. (DLJMBF), DLJ First ESC L.L.C. (DLJFESC), an "employee securities corporation" (as defined in the Investment Company Act of 1940) formed to hold securities under employee compensation plans, and Donaldson, Lufkin & Jenrette Securities Corporate (DLJSC, together with DLJMBP, DLJIP, DLJOP, DLJMBF, DLJFESC and DLJSC, the "DLJ Entities"). The address of each DLJMBP, DLJMBF, DLJFESC and DLJSC is 277 Park Avenue, New York, New York 10172. The address of each of DLJIP and DLJOP is John B. Gorsiraweg 6, Willemstad, Curacao, Netherlands Antilles. Mr. Nathanson is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation. As such, Mr. Nathanson may be deemed to beneficially own the shares of Common Stock held by the DLJ Entities. Mr. Nathanson disclaims beneficial ownership of the shares of Common Stock held by the DLJ Entities. The aggregate number of shares of Common Stock held by all directors and officers includes all shares of Common Stock held by the DLJ Entities, even though Mr. Nathanson disclaims beneficial ownership of such shares.

(h) Mr. Wheat's shares of Common Stock include 101,011 shares owned by HWP Specialty Subsidiary Partners and 25,253 shares owned by HWP Specialty Subsidiary Partners II, which also are beneficially owned by Mr. Robert B. Haas.

(i) All shares of Common Stock purchased by members of management are subject to an 18-month vesting schedule. In each case, 25% of the shares vest upon the executive officer's effective date of employment by the Company, 25% vest on the 6-month anniversary of such date, 25% vest on the 1-year anniversary of such date and the remaining 25% vest on the 18-month anniversary of such date. Shares of Common Stock not yet vested are, upon termination of the executive officer for any reason, subject to repurchase at cost.

(j) All shares of Mr. Liska and Mr. Kelly are fully vested and are not subject to repurchase by the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

Simultaneously with the closing of the Acquisition, Haas Wheat, Acadia, Keystone, UBS Capital, Artal Belgium S.A. and DLJMBP (in some cases acting through affiliates) (collectively, with certain of their affiliates, the Principal Stockholders) acquired all of the Common Stock not acquired by the purchasers of the Debenture Units, at a price of $0.726703211 per share. On August 16, 1993, the Principal Stockholders entered into a stockholders' agreement governing the relationships among such stockholders (the Stockholders' Agreement). Subsequent transferees of the Common Stock that are affiliates of the Principal Stockholders or members of management have also agreed to be bound by the Stockholders' Agreement. The Stockholders' Agreement imposes on the parties thereto certain restrictions and conditions on the transfer of Common Stock, subject to certain exceptions. The Stockholders' Agreement provides the parties with the right to participate in certain sales of Common Stock by other parties. The parties to the Stockholders' Agreement were granted certain preemptive rights with respect to issuance of Common Stock by SFAC and the right, in certain circumstances, to have their Common Stock registered for public sale under the Securities Act of 1933. The Stockholders' Agreement also sets forth provisions relating to corporate governance of SFAC. Pursuant to the Stockholders' Agreement, Acadia has nominated three Directors, Keystone has nominated two Directors, Haas Wheat has nominated two Directors, and UBS Capital, Artal Belgium S.A. and DLJMBP have each nominated one Director. Under certain conditions Acadia and Keystone can increase the number of Directors they can nominate.

CERTAIN TRANSACTIONS WITH STOCKHOLDERS OF SFAC

Certain of the Principal Stockholders and their affiliates were paid financial advisory fees by the Company in 1996 pursuant to financial advisory agreements with the Company (Financial
Advisory Agreements).

Haas Wheat, Penobscot and Keystone each entered into Financial Advisory Agreements with SFC. SFC paid Haas Wheat an annual fee of $700,000 (a portion of which Haas Wheat is obligated by agreement to remit to Acadia), Penobscot an annual fee of $200,000 and Keystone an annual fee of $100,000. See "Item 11-Executive Compensation-Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

In November, 1996, SF Leasing L.L.C. (of which Acadia and Keystone each owns a 45% interest and Haas Wheat owns a 10% interest) purchased from Metz and Stella all of the equipment at three manufacturing facilities for the aggregate amount of $18,380,000 (which price was based on the appraised value of such equipment), and leased such equipment back to Metz and Stella in a transaction that was deemed by the parties to be equivalent to an arms length transaction. The Board of Directors of the Company determined that the foregoing transaction was on terms no less favorable to the Company, Metz and Stella than could otherwise have been obtained by the Company, Metz or Stella in a transaction with an unaffiliated third party.

In 1996, SFC and Stella sold an insurance receivable generated in connection with the fire at Stella's Lena, Wisconsin facility to Acadia, Keystone and Haas Wheat in the aggregate face amount and for the aggregate purchase price set forth opposite their respective names: Acadia, face amount of $8,775,000, purchase price of $8,643,375; Keystone, face amount of $8,775,000, purchase price of $8,643,375; and Haas Wheat, face amount of $1,950,000, purchase price of $1,920,750. The Board of Directors of the Company determined that the foregoing transaction was on terms no less favorable to SFC and Stella that would otherwise have been obtained by SFC or Stella in transactions with an unaffiliated third party.

In March, 1997, Acadia, Keystone, Haas Wheat, SFAC, SFC and The Chase Manhattan Bank entered into an Equity Investment Agreement whereby Acadia, Keystone and Haas Wheat agreed (and each of such other Principal Stockholders which exercises its preemptive rights pursuant to the Principal Stockholders Agreement shall have the right) to purchase equity of SFAC in the aggregate amount of $19,500,000. The Equity Investment Agreement provides that the equity investment may be fully satisfied by the contribution to the equity of SFAC of each such party's respective interest in the insurance receivable arising from the fire at Stella's Lena, Wisconsin facility, which receivable was purchased from SFC and Stella. In exchange for the Equity Investment, SFAC shall issue to the investing shareholders common or preferred stock of SFAC in an amount to be determined by the Board of Directors of SFAC and the investing shareholder.

TAX SHARING AGREEMENT

SFAC and SFC have entered into a tax sharing agreement pursuant to which SFC agreed to pay to SFAC its pro rata share of SFAC's consolidated income tax liability.

TRANSACTIONS WITH MANAGEMENT

SFAC and SFC entered into the Liska Termination Agreement with Mr. Liska, the former President and Chief Executive Officer of SFAC and SFC, providing for certain severance payments to Mr. Liska. SFAC also entered into an Amended and Restated Non-Qualified Stock Option Agreement which, among other things, reduced the number of options to purchase shares of Common Stock of SFAC. See "Item 11 - Executive Compensation - Agreements with Mr. Liska". SFAC and SFC entered into the Kelly Termination Agreement with Mr. Kelly providing for certain severance payments to Mr. Kelly upon his resignation from the Company. The Kelly Termination Agreement provides for SFAC and Mr. Kelly to enter into an Amended and Restated Non-Qualified Stock Option Agreement which will, among other things, reduce the number of options to purchase shares of Common Stock of SFAC. See "Item 11 - Executive Compensation - Agreements with Mr. Kelly". In addition, SFAC and SFC have entered into employment agreements with Mr. Benjamin (President and Chief Executive Officer of SFC, SFAC and Stella) and Mr. Fishbune (Vice President and Chief Financial Officer of SFAC and SFC). See "Item 12-Security Ownership of Certain Beneficial Owners and Management."

In April, 1996, SFAC sold shares of SFAC common stock to Mr. Liguori at a price of $0.726703211 per share (Purchased Shares). The Purchased Shares sold to Mr. Liguori had been previously repurchased by SFAC from time to time from former employees of the Company. In connection with this transaction, Mr. Liguori bought 134,402 shares. Mr. Liguori paid for his Purchased Shares by delivering to SFAC a limited recourse promissory note secured by all of the SFAC's securities held by such executive officer, including his Purchased Shares. Such note will be due on the first to occur of June 15, 2002 and 60 days after the date on which such executive officer's employment with the Company terminates. The Purchase Shares will vest as follows: 20% on the date of purchase and 20% on each of the first four anniversaries of the date of purchase. Upon certain events of termination, SFAC and SFC may repurchase Mr. Liguori's unvested Purchase Shares at the cost of purchase and any of Mr. Liguori's vested Purchase Shares at the fair market value thereof at such time.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1) - (2)  Financial Statements and Schedule.

See Index to Financial Information on page F-1.

     (3)  Exhibits.

        Exhibit
        Number    Description of Document

                  3.1  Certificate of Incorporation of the
                  SFAC.  (Incorporated by reference to Exhibit
                  3.1 to Amendment No. 2 to SFAC's Registration Statement on Form S-4, dated November 10, 1993 (SFAC's Form S-4) (Registration No. 33-68958).)

                  3.2  Amended and Restated By-Laws of
                  SFAC.  (Incorporated by reference to Exhibit
                  3.2 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  4.1  Indenture, dated as of August 16,
                  1993, between SFAC and United States Trust
                  Company of New York, as Trustee (Trustee) governing the 13% Senior Secured Discount Debentures due 2005. (Incorporated by reference to Exhibit 4.1 to SFAC's Form S-4 (Registration No. 33-68958).)

                  4.2  Amendment No. 1 to the Indenture
                  governing the 13% Senior Secured Discount
                  Debentures, dated as of October 28, 1994, between SFAC and the Trustee (Incorporated by reference to Exhibit 10.49 to SFAC's Report on Form 10-Q for the quarter ended September 30,
                  1994).

                  4.3  Registration Rights Agreement, dated
                  as of August 16, 1993, among SFAC, SFC and the purchasers named therein. (Incorporated by reference to Exhibit 4.3 to SFAC's Form S-4 (Registration No. 33-68958).)

                  4.4  Indenture, dated as of August 16,
                  1993, between SFC and the Trustee governing the 10 1/4% Senior Notes due 2001.
                  (Incorporated by reference to Exhibit 10.28 to SFC's Form S-4 dated November 10, 1993
                  (Registration No. 33-68956).)

                  4.5  Amendment No. 1 to the Indenture
                  governing the 10 1/4% Senior Notes, due 2001 dated as of October 28, 1994, between SFC and the Trustee. (Incorporated by reference to Exhibit 10.47 to SFAC's Report on Form 10-Q for the quarter ended September 30, 1994).

                  4.6  Indenture, dated as of August 16,
                  1993, between SFC and the Trustee governing the 11 1/4% Senior Subordinated Notes due 2003. (Incorporated by reference to Exhibit
                  10.29 to SFAC's Form S-4 (Registration No. 33-
                  68958).)

                  4.7  Amendment No. 1 to the Indenture
                  governing the 11 1/4% Senior Subordinated
                  Notes due 2003, dated as of October 28, 1994, between SFC and the Trustee. (Incorporated by reference to Exhibit 10.48 to SFAC's Report on Form 10-Q for the quarter ended September 30, 1994.)

                  4.8  Indenture, dated as of July 17,
                  1995, between SFC and the Trustee governing the 11 1/8% Senior Notes due 2002.
                  (Incorporated by reference to Exhibit 4.6
                  SFAC's Report on Form 10-Q for the quarter ended June 30, 1995.)

                  4.9  Registration Rights Agreement, dated
                  as of July 17, 1995, among SFC and the initial purchasers of the 11 1/8% Senior Notes due 2002 issued by SFC. (Incorporated by reference to Exhibit 4.7 to SFC's Report on Form 10-Q for the quarter ended June 30, 1995.)

                  10.1 Stock Purchase Agreement, dated as
                  of August 9, 1993, among the sellers party thereto and SFC. (Incorporated by reference to Exhibit 10.1 to SFAC's Form S-4
                  (Registration No. 33-68958).)

                  10.2 Amendment No. 1, dated as of August
                  16, 1993, to the Stock Purchase Agreement among the sellers party thereto and SFC. (Incorporated by reference to Exhibit 10.2 to SFAC's Form S-4 (Registration No. 33-68958).)

                  10.3 Security Escrow Agreement, dated as of August 16, 1993, by and among the sellers party thereto and SFC. (Incorporated by reference to Exhibit 10.3 to SFAC's Form S-4 (Registration No. 33-68958).)

                  10.4 Settlement Agreement, dated as of
                  March 31, 1995, between SFC and Beledia N.V.
                  (Incorporated by reference to Exhibit 10.54 to SFAC's Report on Form 10-Q for the quarter ended June 30, 1995.)

                  10.5 Purchase Agreement, dated as of
                  August 16, 1993, among SFAC, SFC and the purchasers named therein. (Incorporated by reference to Exhibit 10.4 to SFAC's Form S-4
                  (Registration No. 33-68958).)

                  10.6 Securities Purchase Agreement, dated as of August 16, 1993, among SFAC and the purchasers named therein. (Incorporated by reference to Exhibit 10.5 to SFAC's Form S-4 (Registration No. 33-68958).)

                  10.7 Amendment No. 1 to Securities Purchase
                  Agreement, dated as of December 20, 1993, among SFAC and the purchasers named therein. (Incorporated by reference to Exhibit 10.6 to SFAC's Report on Form 10-K for the year ended December 31, 1993).

                  10.8 Lock-Up Letter, dated as of August 16,
                  1993, among SFAC and the holders of the
                  Subordinated Debentures named therein.
                  (Incorporated by reference to Exhibit 10.6 to SFAC's Form S-4 (Registration No. 33-68958).)

                  10.9 Stockholders Agreement, dated as of August 16, 1993, among SFAC and certain of its stockholders. (Incorporated by reference to
                  Exhibit 10.7 to SFAC's Form S-4 (Registration
                  No. 33-68958).)

                  10.10     Amendment No. 1, dated as of
                  December 20, 1993, to Stockholders Agreement among SFAC and certain of its stockholders. (Incorporated by reference to Exhibit 10.9 to SFAC's Report on Form 10-K for the year ended December 31, 1993).

                  10.11 Stockholders Agreement, dated as of August 16, 1993, among SFAC and all of its stockholders. (Incorporated by reference to
                  Exhibit 10.8 to SFAC's Form S-4 (Registration
                  No. 33-68958).)

                  10.12 Amendment No. 1 to the Stockholders Agreement, dated as of August 19, 1994, among SFAC an all of its stockholders (Incorporated by reference to Exhibit 10.51 to SFAC's Report on Form 10-Q for the Quarter ended September 30, 1994).

                  10.13 Registration Rights Agreement, dated as of August 16, 1993, among SFAC and the holders of the Subordinated Debentures named therein. (Incorporated by reference to
                  Exhibit 10.9 to SFAC's Form S-4 (Registration
                  No. 33-68958).)

                  10.14     Financial Advisory Agreement,
                  dated as of August 16, 1993, among SFAC, SFC and Penobscot. (Incorporated by reference to Exhibit 10.10 to SFAC's Form S-4 (Registration
                  No. 33-68758).)

                  10.15     Financial Advisory Agreement,
                  dated as of August 16, 1993, among SFAC, SFC and Keystone (Incorporated by reference to Exhibit 10.11 to the SFAC's Form S-4
                  (Registration No. 33-68958).)

                  10.16 Financial Advisory Agreement, dated as of August 16, 1993, among SFAC, SFC and Haas Wheat. (Incorporated by reference to Exhibit 10.12 to SFAC's Form S-4 (Registration No. 33-68958).)

                  10.17     Financial Advisory Agreement,
                  dated as of August 16, 1993, among SFAC, SFC and UBS Capital. (Incorporated by reference to Exhibit 10.13 to SFAC's Form S-4
                  (Registration No. 33-68958).)

                  10.18     Financing Commitment Fee
                  Agreement, dated as of August 16, 1993, among SFAC, SFC and Acadia. (Incorporated by reference to Exhibit 10.14 to SFAC's Form S-4
                  (Registration No. 33-68958).)

                  10.19     Financing Commitment Fee
                  Agreement, dated as of August 16, 1993, among SFAC, SFC and Keystone. (Incorporated by reference to Exhibit 10.15 to SFAC's Form S-4
                  (Registration No. 33-68958).)

                  10.20     Financing Commitment Fee
                  Agreement, dated as of August 16, 1993, among SFAC, SFC and UBS Capital. (Incorporated by reference to Exhibit 10.16 to SFAC's Form S-4
                  (Registration No. 33-68958).)

                  10.21     Tax Sharing Agreement, dated as
                  of August 16, 1993, among SFAC, SFC and
                  certain subsidiaries of SFC. (Incorporated by reference to Exhibit 10.17 to SFAC's Form S-4 (Registration No. 33-68958).)

                  10.22     Tax Sharing Agreement, dated as
                  of August 16, 1993, between SFAC and SFC.
                  (Incorporated by reference to Exhibit 10.18 to SFAC's Form S-4 (Registration No. 33-68958).)

                  10.23     Corporate Services Agreement,
                  dated as of June 30, 1994, between SFAC and SFC. (Incorporated by reference to Exhibit
                  10.14 to SFC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.24     Term Loan Agreement, dated as
                  of July 17, 1995, among the SFC, certain lenders and Chemical Bank, as Administrative Agent. (Incorporated by reference to Exhibit
                  10.16 to SFC's Form S-4 dated July 21, 1995
                  (SFC's 1995 Form S-4) (Registration No. 33-
                  68956).)

                  10.25     Amendment to Term Loan Agreement,
                  dated as of February 28, 1996, among SFC, certain of its subsidiaries, certain lenders and Chemical Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.25 to SFAC's report on Form 10-K for the year ended December 30, 1995.)

                  10.26 Second Amendment and Waiver to Term Loan Agreement, dated as of August 2, 1996, among SFC, certain of its subsidiaries, certain lenders and The Chase Manhattan Bank (Chase), successor to Chemical Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.64 to SFAC's report on Form 10-Q for the quarter ended June 29, 1996.)

                  10.27     Third Amendment to Term Loan
                  Agreement, dated as of October 24, 1996, among SFC, certain of its subsidiaries, certain lenders and Chase, as Administrative Agent. (Incorporated by reference to Exhibit 10.67 to SFAC's report on Form 10-Q for the quarter ended September 28, 1996.)

                  10.28*    Fourth Amendment to Term Loan
                  Agreement, dated as of February 25, 1996, among SFC, certain of its subsidiaries, certain lenders and Chase, as Administrative Agent.

                  10.29     Revolving Credit Agreement,
                  dated as of August 16, 1993, as amended and restated July 17, 1995, by and among certain subsidiaries SFC, certain lenders and Chemical Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.23 to SFC's 1995 Form S-4 (Registration No. 33-68956).)

                  10.30     Borrower Guarantee, dated as of
                  August 16, 1993, by SFC in favor of Chemical
                  Bank, as Administrative Agent for the lenders under the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10.21 to SFAC's Form S-4 (Registration No. 33-68958).)

                  10.31     Pooling Agreement, dated as of
                  November 16, 1994, by and among Specialty
                  Foods Finance Corporation (SFFC), SFC, as
                  Master Servicer, and Chemical Bank, as Trustee (the Pooling Agreement). (Incorporated by reference to Exhibit 10.29 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.32     Series 1994-1 Supplement to the
                  Pooling Agreement, dated as of November 16,
                  1994, by and among SFFC, SFC, as Master
                  Servicer, and Chemical Bank, as Trustee.
                  (Incorporated by reference to Exhibit 10.30 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.33     Series 1996-1 Supplement to the
                  Pooling Agreement, dated as of August 1, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.67 to SFAC's Report on Form 10-Q for the quarter ended September 28, 1996.)

                  10.34*    Amendment No. 1 Series to 1996-1
                  Supplement, dated as of November 29, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as initial VFC Certificateholders, and Chase, as Trustee.

                  10.35*    Amendment No. 2 to Series 1996-1
                  Supplement, dated as of December 13, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as initial VFC Certificateholders, and Chase, as Trustee.

                  10.36*    Series 1997-1 Supplement to the
                  Pooling Agreement, dated as of January 31,
                  1997, by and among SFFC, SFC, as Master
                  Servicer, and Chase, as Trustee.

                  10.37     Amended and Restated Receivables
                  Sales Agreement, dated as of November 16,
                  1994, by and among SFFC, SFC, as Master
                  Servicer, and certain subsidiaries to SFC.
                  (Incorporated by reference to Exhibit 10.31 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.38     Servicing Agreement, dated as of
                  November 16, 1994, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC. (Incorporated by reference to Exhibit
                  10.32 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.39* Amendment No. 1 to SFC Master Trust Pooling and Servicing Agreements, dated as of December 16, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee.

                  10.40*    Amendment No. 2 to SFC Master Trust
                  Pooling Agreement, dated as of December 27,
                  1996, by and among SFFC, SFC, as Master
                  Servicer, and Chase, as Trustee.

                  10.41*    Amendment No. 3 to SFC Master Trust
                  Pooling Agreement, dated as of February 24,
                  1997, by and among SFFC, SFC, as Master
                  Servicer, and Chase, as Trustee.

                  10.42*    Amendment No. 1 to Amended and
                  Restated Receivables Sale Agreement, dated as of December 16, 1996, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC.

                  10.43*    Amendment No. 2 to Amended and
                  Restated Receivables Sale Agreement, dated as of December 27, 1996, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC.

                  10.44*    Amendment No. 3 to Amended and
                  Restated Receivables Sale Agreement, dated as of February 24, 1997, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC.

                  10.45     Form of 11% Subordinated Discount
                  Debentures issued by SFAC. (Incorporated by reference to Exhibit 10.27 to SFAC's Form S-4
                  (Registration No. 33-68958).)

                  10.46 Form of Amendment No. 1, dated as of October 28, 1994, to the 11% Senior Subordinated Discount Debentures issued by SFAC (Incorporated by reference to Exhibit
                  10.50 to SFAC's Report on Form 10-Q for the
                  Quarter ended September 30, 1994).

                  10.47     Amended and  Restated SFAC 1994
                  Stock Option Plan. (Incorporated by reference to Exhibit 10.39 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.48     Amended and Restated SFAC 1994
                  Performance Stock Option Plan for Certain
                  Employees. (Incorporated by reference to
                  Exhibit 10.40 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.49     Amended and Restated SFAC Long-
                  Term Incentive Compensation Plan for Certain
                  Employees.  (Incorporated by reference to
                  Exhibit 10.41 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.50     Form of Amended and Restated
                  Subsidiary Long-Term Incentive Compensation
                  Plan (with appendices showing differing
                  material terms of each separate plan).
                  (Incorporated by reference to Exhibit 10.42
                  SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.51     Letter Agreement, dated as of
                  November 26, 1993, between SFC and Chemical
                  Bank, confirming adherence to International
                  Swap Dealers Association, Inc. 1991 ISDA
                  Definitions and Master Agreement in connection with Rate Collar Transaction between the parties. (Incorporated by reference to Exhibit
                  10.35 to SFAC's Report on Form 10-K for the year ended December 31, 1993).

                  10.52     Employment Agreement, effective
                  as of August 15, 1994, among SFAC, Stella and Lawrence S. Benjamin. (Incorporated by reference to Exhibit 10.45 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.53     Form of HQ Employee Employment
                  Agreement entered into with the following
                  Executive Officers: John E. Kelly and John R. Reisenberg (with schedule showing differing material terms for each such HQ Employee that is a party to an employment agreement). (Incorporated by reference to Exhibit 10.39 to SFAC's Report on Form 10-K for the year ended December 31, 1993).

                  10.54     Amendment No. 1, effective as
                  of November 17, 1994, to the Employment
                  Agreement among SFC, SFAC and Paul J. Liska.
                  (Incorporated by reference to Exhibit 10.48 to SFAC's Report on Form 10-K for the year ended
                  December 31, 1994.)

                  10.55     Form of Executive Securities
                  Purchase Agreement among certain named
                  executive officers, respectively, and the
                  Principal Stockholders, SFAC and SFC (with schedule showing differing material terms for each such officer's agreement). (Incorporated by reference to Exhibit 10.40 SFAC's Report on Form 10-K for the year ended December 31, 1993.)

                  10.56     June 1995 Amendment to
                  Executive Employment Agreement, dated as of June 15, 1995, among Paul J. Liska, SFC and SFAC. (Incorporated by reference to Exhibit
                  10.40 to SFC's 1995 Form S-4 (Registration No.
                  33-94836).)

                  10.57     Stock Purchase Agreement, dated as
                  of June 15, 1995, between Paul J. Liska and
                  SFAC.  (Incorporated by reference to Exhibit
                  10.41 to SFC's 1995 Form S-4 (Registration No.
                  33-94836).)

                  10.58     Amended and Restated Executive
                  Employment Agreement, dated as of May 30,
                  1996, among Paul J. Liska, SFC and SFAC.
                  (Incorporated by reference to Exhibit 10.65 to SFC's Form 10-Q for the quarter ended June 29, 1996.)


                  10.59     June 1995 Amendment to Executive
                  Employment Agreement, dated as of June 15,
                  1995, among John E. Kelly, SFC and SFAC
                  (Incorporated by reference to Exhibit 10.42 to SFC's 1995 Form S-4 (Registration No. 33-94836).)

                  10.60     Stock Purchase Agreement, dated as
                  of June 15, 1995, between John E. Kelly and
                  SFAC (Incorporated by reference to Exhibit
                  10.43 to SFC's 1995 Form S-4 (Registration No.
                  33-94836).)

                  10.61     June, 1995 Amendment to Executive
                  Employment Agreement, dated as of June 15,
                  1995, among Robert E. Baker, SFC and SFAC
                  (Incorporated by reference to exhibit 10.44 to SFC's 1995 Form S-4 (Registration No. 33-94836).)

                  10.62     Stock Purchase Agreement, dated as
                  June 15, 1995, between Robert E. Baker and
                  SFAC (Incorporated by reference to Exhibit
                  10.45 to SFC's 1995 to SFC's 1995 Form S-4
                  (Registration No. 33-94836).)

                  10.63 Stock Purchase Agreement dated as of June 15, 1995, between Henry J. Metz and SFAC (Incorporated by reference to Exhibit 10.46 to SFC's 1995 Form S-4 (Registration No. 33-94836).)

                  10.64     August 1995 Amendment to Executive
                  Employment Agreement, dated as of August 1,
                  1995, among Lawrence S. Benjamin, Stella and
                  SFAC. (Incorporated by reference to Exhibit
                  10.52 to SFAC's Report on Form 10-Q for the quarter ended September 30, 1995.)

                  10.65     August 1995 Amendment to Executive
                  Employment Agreement, dated as of August 1,
                  1995, among Paul Liska and SFAC and SFC.
                  (Incorporated by reference to Exhibit 10.53 to SFAC's Report on Form 10-Q for the quarter ended September 30, 1995.)

                  10.66     Termination Agreement,
                  effective as of January 13, 1995, among SFC, SFAC and Sam K. Reed. (Incorporated by reference to Exhibit 10.50 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.67     Amended and Restated General
                  Biscuit of America-West Retirement Plan.
                  (Incorporated by reference to Exhibit 10.51 to SFAC's Report on Form 10-K for the year ended
                  December 31, 1994.)

                  10.68     Amended and Restated Metz
                  Baking Company Pension Plan for Non-Union
                  Employees.  (Incorporated by reference to
                  Exhibit 10.52 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.69     Amended and Restated DSD/Bloch
                  & Guggenheimer Defined Benefit Pension Plan.
                  (Incorporated by reference to Exhibit 10.53 to SFAC's Report on Form 10-K for the year ended December 31, 1994.)

                  10.70 Securities Purchase Agreement, dated as of August 1, 1995, between Paul J. Liska and SFAC. (Incorporated by reference to Exhibit 10.56 to SFAC's Report on Form 10-K for the year ended December 30, 1995.)

                  10.71     Amendment to Securities Purchase
                  Agreement, dated as of January 2, 1996,
                  between Paul J. Liska and SFAC. (Incorporated by reference to Exhibit 10.57 to SFAC's Report on Form 10-K for the year ended December 30, 1995.)

                  10.72     Executive Securities Purchase
                  Agreement, dated as of December 15, 1994, among Lawrence S. Benjamin, SFAC and SFC. (Incorporated by reference to Exhibit 10.58 to SFAC's Report on Form 10-K for the year ended December 30, 1995.)

                  10.73     Stock Purchase Agreement, dated as
                  of June 15, 1995, between Lawrence S. Benjamin and SFAC. (Incorporated by reference to Exhibit 10.59 to SFAC's Report on Form 10-K for the year ended December 30, 1995.)

                  10.74 Securities Purchase Agreement, dated as of August 1, 1995, between Lawrence S. Benjamin and SFAC. (Incorporated by reference to Exhibit 10.60 to SFAC's Report on Form 10-K for the year ended December 30, 1995.)

                  10.75     Amendment to Securities Purchase
                  Agreement, dated as of January 2, 1996,
                  between Lawrence S. Benjamin and SFAC.
                  (Incorporated by reference to Exhibit 10.61 to SFAC's Report on Form 10-K for the year ended
                  December 30, 1995.)

                  10.76     Termination Agreement, dated as of
                  March 1, 1996, among SFAC, SFC and Thomas
                  Herskovits.  (Incorporated by reference to
                  Exhibit 10.62 to SFAC's Report on Form 10-K for the year ended December 30, 1995.)

                  10.77     Amended and Restated Stock Option
                  Agreement, dated as of March 1, 1996, between SFAC and Thomas Herskovits. (Incorporated by reference to Exhibit 10.63 to SFAC's Report on Form 10-K for the year ended December 30, 1995.)

                  10.78     Executive Employment Agreement,
                  dated as of May 31, 1996, among SFAC, SFC and Robert L. Fishbune. (Incorporated by reference to Exhibit 10.66 to SFAC's Report on Form 10-Q for the quarter ended June 29, 1996.)

                  10.79*    Executive Employment Agreement,
                  dated as of January 1, 1997, among SFAC, SFC and Lawrence S. Benjamin.

                  10.80*    Executive Employment Agreement,
                  dated as of March 1, 1997, among SFAC, SFC and Robert B. Aiken.

                  10.81*    Termination Agreement, dated as of
                  January 14, 1997, among SFAC, SFC and Paul J.
                  Liska.

                  10.82*    Amended and Restated Non-Qualified
                  Stock Option Agreement, dated as of November
                  17, 1994, as Amended and Restated, dated as of January 15, 1997, among SFAC and Paul J. Liska.

                  10.83*    Termination Agreement, dated as of
                  February 20, 1997, among SFAC, SFC and John E.
                  Kelly.

                  10.84*    Purchase Agreement, dated as of
                  August 12, 1996, among SFC, Stella and Acadia, as amended on October 7, 1996.

                  10.85*    First Amendment to Purchase
                  Agreement, dated as of December 27, 1996, among SFC, Stella and Acadia.

                  10.86*    Purchase Agreement, dated as of
                  August 12, 1996, among SFC, Stella and
                  Keystone, as amended on October 7, 1996.

                  10.87*    First Amendment to Purchase
                  Agreement, dated as of December 27, 1996, among SFC, Stella and Keystone.

                  10.88*    Purchase Agreement, dated as of
                  August 12, 1996, among SFC, Stella and Haas
                  Wheat, as amended on October 7, 1996.

                  10.89*    First Amendment to Purchase
                  Agreement, dated as of December 27, 1996, among SFC, Stella and Haas Wheat.

                  10.90*    Master Lease Agreement, dated as of
                  November 14, 1996, among SF Leasing L.L.C.,
                  Stella and Metz.

                  10.91*    Stock Purchase Agreement, dated as
                  of November 26, 1996, between SFC and B
                  Companies Acquisition Corporation.

                  10.92*    Equity Investment Agreement, dated
                  as of March 24, 1997, among SFAC, SFC, Acadia,
                  Keystone, Haas Wheat and Chase.

                  12.1*     Statement re Computation of
                  Ratio and Earnings to Fixed Charges.

                  21.1*     Subsidiaries of SFAC.

                  27*       Financial Data Schedule


* Filed herewith.


SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPECIALTY FOODS ACQUISITION
CORPORATION



                                   By:  /S/ Lawrence S. Benjamin
                                        Lawrence S. Benjamin
                                        President and Chief
                                          Executive Officer

                                   March 27, 1997


Pursuant to the requirements of the Securities Exchange of Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                Capacity
Date



/s/ Lawrence S. Benjamin      Principal Executive           March 27,1997
Lawrence S. Benjamin           Officer and Director
President and Chief
  Executive Officer


/s/ Robert L. Fishbune         Principal Financial and      March 27, 1997
Robert L. Fishbune             Accounting Officer
Vice President and Chief
  Financial Officer

/s/ Robert B. Haas            Chairman of the Board         March 27, 1997
Robert B. Haas                        of Directors


/s/ Thomas J. Baldwin              Director                 March 27, 1997
Thomas J. Baldwin


/s/ J. Taylor Crandall             Director                 March 27, 1997
J. Taylor Crandall


/s/ Charles J. Delaney             Director                 March 27, 1997
Charles J. Delaney


/s/ Daniel L. Doctoroff            Director                 March 27, 1997
Daniel L. Doctoroff


/s/ Jerry M. Meyer                 Director                 March 27, 1997
Jerry M. Meyer


/s/ Andrew J. Nathanson             Director                 March 27, 1997
Andrew J. Nathanson


/s/ David G. Offensend             Director                 March 27, 1997
David G. Offensend


/s/ Anthony P. Scotto              Director                 March 27, 1997
Anthony P. Scotto


/s/ Douglas D. Wheat               Director                 March 27, 1997
Douglas D. Wheat


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Specialty Foods Acquisition Corporation:

We have audited the accompanying consolidated balance sheets of Specialty Foods Acquisition Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedule as of December 31, 1996 and 1995 and for each of the years in the three-year period ended Deceber 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial
position   of   Specialty  Foods  Acquisition   Corporation   and
Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity
with  generally  accepted  accounting  principles.   Also in  our
opinion, the related financial statement schedule as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG PEAT MARWICK LLP

Chicago, Illinois
March 21, 1997


SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)


                                                       December 31,
                                                 ----------------------
                                                    1996       1995
                                                    ----       ----
                 Assets
Current assets:
  Cash                                          $  37,509  $    17,332
  Accounts receivable, net                         33,031       50,086
  Inventories                                     124,976      122,618
  Net assets of discontinued operations            59,154      134,118
  Other current assets                             27,672        8,384
                                                 --------    ---------
          Total current assets                    282,342      332,538

Property, plant, and equipment, net               265,207      297,209
Intangible assets, net                             25,142      412,695
Other noncurrent assets                            37,067       43,358
                                                 --------    ---------
          Total assets                         $  609,758  $ 1,085,800
                                                 ========    =========
  Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt         $    4,049  $     3,591
  Accounts payable                                120,421      128,455
  Accrued expenses                                108,588      111,751
                                                ---------    ---------
          Total current liabilities               233,058      243,797

Long-term debt                                  1,177,018    1,138,138
Other noncurrent liabilities                       39,205       56,927
                                                ---------    ---------
          Total liabilities                     1,449,281    1,438,862
                                                ---------    ---------
Stockholders' equity:
    Common stock: par value $0.01;
      authorized 100,000 shares;
      issued 64,648 in 1996 and 1995                  646          646
    Additional paid-in capital                     42,750       42,750
    Employee notes for common stock purchaes       (1,134)      (1,134)
    Accumulated deficit                          (880,939)    (394,361)
    Cumulative translation adjustment                   -         (837)
    Cost of common shares in treasury                (846)        (126)
                                                ---------    ---------
            Total stockholders'
              equity (deficit)                   (839,523)    (353,062)
                                                ---------    ---------
            Total liabilities and
              stockholders' equity             $  609,758   $1,085,800
                                                =========    =========

See accompanying notes to consolidated financial statements.


SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)


                                             Years ended December  31,
                                     ------------------------------------
                                          1996       1995       1994
                                          ----       ----       ----
Net sales                            $1,661,296   $1,626,733  $1,643,239
Cost of sales                         1,209,494    1,165,663   1,187,249
                                      ---------    ---------   ---------
   Gross profit                         451,802      461,070     455,990
                                      ---------    ---------   ---------
Operating expenses:
  Selling, distribution and
   general and administrative           398,114      360,928     368,542
  Amortization of intangibles            12,886       17,903      17,578
  Restructuring charges                  28,300            -           -
  Goodwill write-down                   355,664      203,824           -
                                      ---------    ---------   ---------
                                        794,964      582,655     386,120
                                      ---------    ---------   ---------
   Operating profit (loss)             (343,162)    (121,585)     69,870

Other:
  Interest expense                      133,727      129,576     117,976
  Other  (income) expense, net           (2,859)       5,537      13,068
                                      ---------    ---------   ---------
   Loss before income taxes            (474,030)    (256,698)    (61,174)

Provision for income taxes                1,367        1,653       1,626
                                      ---------    ---------   ---------
     Loss from continuing operations   (475,397)    (258,351)    (62,800)

Discontinued operations:
  Earnings (loss)                         2,312      (47,468)     10,746
  Loss on disposal                      (13,493)           -           -
                                     ----------    ---------   ---------
                                        (11,181)     (47,468)     10,746
                                     ----------    ---------   ---------
          Loss before extraordinary
                items                  (486,578)    (305,819)    (52,054)

Extraordinary items                     (18,279)           -           -
                                      ---------    ---------   ---------
          Net loss                   $ (486,578)  $ (324,098) $  (52,054)
                                      =========    =========   =========
Earnings (loss) per share:
        From continuing opeations    $    (7.47)  $    (4.04) $     (.97)
        From discontinued operations       (.18)        (.74)        .16
        Extraordinary items                   -         (.29)          -
                                      ---------    ---------   ---------
        Net loss                     $    (7.65)  $    (5.07) $     (.81)
                                      =========    =========   =========
        Weighted average shares
             outstanding                 63,638       63,914      64,582
                                      =========    =========   =========

See accompanying notes to consolidated financial statements.

SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)

                                                  Additional                Cumulative
                                 Common stock      paid-in    Accumulated   translation    Treasury      Employee
                               Shares    Amount    capital      deficit     adjustment   Shares  Amount   Notes
                              -----------------------------------------------------------------------------------
Balance at December 31, 1993    63,850   $  638     $42,178   $ (18,209)    $  (353)         -       -       -

Shares issued                      798        8         572           -           -          -       -       -
Purchase of treasury stock, net      -        -           -           -           -        285    (207)      -
Cumulative translation adjustment    -        -           -           -        (506)         -       -       -
Net loss                             -        -           -     (52,054)          -          -       -       -
                                ------    -----      ------    --------       -----     ------   ------  ------
Balance at December 31, 1994    64,648   $  646     $42,750   $ (70,263)    $  (859)       285    (207)      -

Sale of treasury stock               -        -           -           -           -     (1,652)  1,201   (1,134)
Purchase of treasury                 -        -           -           -           -      1,541  (1,120)      -
Cumulative translation adjustment    -        -           -           -          22          -       -       -
Net loss                             -        -           -   $(324,098)          -          -       -       -
                                ------    -----      ------    --------       -----     ------   -----   ------
Balance at December 31, 1995    64,648  $   646     $42,750   $(394,361)    $  (837)       174   $(126)  (1,134)

Sale of treasury stock               -        -           -           -           -       (159)    116       -
Purchase of treasury stock           -        -           -           -           -      1,144    (836)      -
Cumulative translation adjustment    -        -           -           -         837          -       -       -
Net loss                             -        -           -    (486,578)          -          -       -       -
                                ------    -----      ------    --------       -----      -----    ----    -----
Balance at December 31, 1996    64,648  $   646     $42,750   $(880,939)    $     -      1,159    (846)  (1,134)
                                ======    =====      ======    ========       =====      =====    ====    =====

See accompanying notes to consolidated financial statements.


SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)


                                                 Years ended December 31,
                                             -------------------------------
                                                1996       1995       1994
                                                ----       ----       ----
Cash flows from operating activities:
  Loss from continuing operations            (475,397)   (258,351)  (62,800)
  Adjustments to reconcile to net cash
   from continuing operating activities
    Depreciation and amortization              49,266      54,779    51,788
    Debt issuance cost amortization             6,081       7,504    10,940
    Accretion of interest                      38,894      34,118    30,235
    Write-down of goodwill                    355,664     203,824         -
    Restructuring - property                   23,300           -         -
    Gain on involuntary conversion            (17,508)          -         -
    Loss on disposal of property, plant,
     and equipment, net                        11,916         536       188
    Changes in assets and liabilities, net:
       Accounts receivable                     14,845      (8,805)  (10,036)
       Inventories                             (3,658)      8,084    (9,453)
       Prepaid expenses and other assets      (19,625)      1,723       507
       Accounts payable                        (6,357)     24,180    20,209
       Accrued expenses and other             (13,216)    (34,182)   (6,121)
                                               ------      ------    ------
Net cash provided (used) by
 continuing operating activities              (35,795)     33,410    25,457

Cash flows from investing activities:
  Proceeds from divestiture of business        69,333           -     5,819
  Capital expenditures                        (67,069)    (34,222)  (29,261)
  Property related insurance proceeds          30,246           -         -
  Proceeds from saleleaseback, net             28,420           -         -
  Acquisition of businesses, net of cash            -      (5,400)  (12,617)
  Other                                        (1,780)      3,264     5,183
                                               ------      ------    ------
Net cash provided (used) by
 investing activities                          59,150     (36,358)  (30,876)

Cash flows from financing activities:
  Increase in revolving credit                  5,700      22,600     4,500
  Payments on long-term debt                   (2,955)   (374,675)  (15,445)
  Proceeds from long-term debt                      -     380,916    16,479
  Payments of debt issuance costs              (3,738)     (8,646)     (687)
  Other                                        (2,185)     (1,883)      373
                                               ------     -------    ------
Net cash provided (used) by
financing activities                           (3,178)     18,312     5,220

Increase (decrease) in cash                    20,177      15,364      (199)
Cash - beginning of year                       17,332       1,968     2,167
                                               ------      ------    ------
Cash - end of year                          $  37,509    $ 17,332   $ 1,968
                                               ======      ======    ======

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

(1)  COMPANY BACKGROUND

Specialty Foods Acquisition Corporation (SFAC) and its direct, wholly-owned subsidiary, Specialty Foods Corporation (SFC), operate a diversified group of businesses within the food industry segment. These specialty food businesses are primarily engaged in the production and distribution of breads, cookies, specialty and common Italian cheeses, and pre-cooked meat products. The operating companies of SFC consist of the following:

Bakery Operations

   Metz Baking Company (Metz) - Metz is a leading bread-line wholesale baking company servicing the Midwestern United States. Metz's product line includes breads, buns, rolls, and sweet goods.

   Mother's Cake & Cookie Co. (Mother's) - Mother's is a manufacturer and distributor of branded cookie products. Mothers sells its cookie products primarily to retail grocers in the Western United States.

   Andre-Boudin Bakeries, Inc. (Boudin) - Boudin is a chain of approximately 40 bakery cafes and kiosks located in California, Dallas and the greater Chicago area.

Cheese and Meat Operations

   Stella Foods, Inc. (Stella) - Stella is one of the largest producers of specialty cheese in the United States with distribution to retail grocers, foodservice accounts, and commercial food processors. Stella's product-line consists of specialty Italian cheeses (parmesan, romano, and ricotta), other European style specialty cheeses (feta, blue cheese, and Lorraine), and other basic Italian cheeses (mozzarella and provolone).

   H&M Food Systems Company, Inc. (H&M) - H&M is a producer of custom formulated, pre-cooked meat products and sells primarily to national restaurant chains and prepared-food producers.

During 1996, the Company made the decision to divest certain businesses as described in Note 3. Accordingly, these businesses are reported as discontinued operations in the consolidated financial statements.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Acquisitions recorded as purchases are included in the Statement of Operations from the date of acquisition.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts included in the 1995 and 1994 financial statements have been reclassified to conform to the manner in which the 1996 financial statements have been presented.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally by the first in, first out (FIFO) method.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives or, in the case of leasehold improvements, over the terms of the leases, if shorter, as follows:

                                                  Years
                                                  -----
        Buildings and improvements                 7-40
        Machinery and equipment                    3-20
        Office furniture and vehicles              3-10

Expenditures for maintenance, repairs, and minor replacements are charged to current operations. Expenditures for major replacements and betterment are capitalized.

The cost and related accumulated depreciation of property and equipment retired or sold is eliminated from the property and equipment accounts at the time of retirement or sale, and the resulting gain or loss is included in income.

INTANGIBLE ASSETS

Intangible assets, which consist primarily of the excess of cost over fair value of net assets acquired, arose primarily in connection with the formation of the Company and are amortized on a straight-line basis over the periods of expected benefit, which range from two to forty years. The Company annually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company assesses recoverability of intangible assets based on its expectations concerning operating cash flows after interest and capital expenditures. An impairment is recorded if the discounted value of such cash flows is less than the recorded value of the intangible assets. The Company utilizes a discount rate which reflects its weighted average cost of capital. Based on application of this methodology, impairments were recorded in both 1996 and 1995 (see Note 4).

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs are being amortized by the straight-line method over the terms of the related debt agreements and are classified as other non-current assets.

ADVERTISING COSTS

Advertising costs are expensed as incurred.


(3)  DISCONTINUED OPERATIONS

During the fourth quarter of 1996, the Company finalized its decision to divest of:

  Bloch & Guggenheimer, Inc. (B&G)/Burns & Ricker, Inc. (B&R)
  - Pickle, pepper, and specialty snack food businesses operated under common management. The sale of the combined business of B&R/B&G was completed on December 27, 1996.

  Gai's Seattle French Baking Company (Gai's) - A restaurant and institutional bakery operation serving the northwestern
  United States.  The sale of Gai's was completed on February 24,
  1997.

  San Francisco French Bread (SFFB) - A sourdough hearth bread operation located in California. The sale of SFFB is expected to close during the second quarter of 1997.

These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. Operating results for these businesses, including revenues of $335,000, $321,000, and $324,000 for the years ended December 31, 1996, 1995, and 1994, respectively, as well as the applicable goodwill writedown of $49,570 in 1995, have been reclassified to discontinued operations. The Consolidated Statement of Operations for 1996 include incurred and estimated losses on disposals. No interest expense has been allocated to discontinued operations.

Total gross proceeds for the divestitures are estimated to approximate $140,000 with net proceeds approximating $110,000, after the repurchase of receivables and transaction costs.

Net assets of the discontinued operations as of December 31, 1996 and 1995 consisted of the following:

                                                  December 31,
                                              -------------------
                                                1996       1995
                                                ----       ----

   Accounts receivable, net of allowance    $  2,753   $  4,900
   Inventories                                 4,130     26,454
   Other current assets                        1,019      2,666
   Plant and equipment, net                   47,935     72,221
   Goodwill, net                              23,397     59,711
   Accounts payable                           (3,927)   (20,095)
   Accrued expenses and other liabilities    (16,153)   (11,739)
                                             -------    -------
                                            $ 59,154   $134,118
                                             =======    =======

(4)  Goodwill Write-Down

As described under "Intangible Assets" in Note 2, "Summary of Significant Accounting Policies", the Company annually evaluates its intangible assets. Based on the Company's goodwill assessment, write-downs of goodwill were recorded in the fourth quarter of 1996 and 1995, which are presented in the accompanying Consolidated Statements of Operations as follows:

                                            1996         1995
                                            ----         ----
   Continuing operations               $  355,664   $  203,824
   Discontinued operations                      -       49,570
                                         --------     --------
                                       $  355,664   $  253,394
                                         ========     ========

In determining the amounts of the goodwill write-downs, the Company developed its best estimate of future operating cash flows, after interest and capital expenditures, over the remaining useful life of the goodwill. The Company's estimates were based on recent historic financial trends and current market conditions. The goodwill of each business was evaluated separately for impairment. Individual business unit sales growth projections ranged from two to five percent. Interest costs were allocated based on the relative level of investment in each business. Each of the Company's fixed-rate debt obligations were assumed to be refinanced at existing interest rates. The Company calculated the present value of estimated future cash flows using a discount rate which represents its weighted average cost of capital of 11.8% and 11.4% in 1996 and 1995, respectively.

Since the formation of the Company in 1993, the operating units have not achieved anticipated annual sales and operating earnings targets. During 1995, certain conditions in the Bakery Operations and Meat Operations prompted management to writedown a portion of the goodwill related to these operations. In 1996, lower than projected cash flows at all operating units has forced management to reassess its strategy and future plans.

The resulting write-down in 1996 is attributable to several factors:

  The forecast prepared at the end of 1995 projected substantially higher cash flow levels for each of the operating units. The cash flow levels were to be realized through a combination of initiatives focused on sales growth and operating improvements. Actual results and cash flow levels declined in 1996 due to difficult commodity conditions and increased spending in other expense categories which did not deliver the projected sales growth or operating efficiencies. As discussed in the Company's quarterly reports on Form 10-Q for the second and third quarters, these shortfalls also resulted in violations of existing financial covenants under the Company's long-term debt agreements (which have been amended). After a thorough evaluation of 1996 results and future opportunities, management has lowered its future expectations of operating profitability and cash flow generating capability of each of its business units.

  Due to 1996's cash flow shortfall, the Company has incurred additional off-balance sheet debt and financing costs. Higher projected costs related to these financings further reduce future cash flow projections.

  Higher levels of working capital and capital expenditures are reflected in the forecast prepared as of the end of 1996.
  The increased cash applied to working capital results from an initiative to lower the level of accounts payable and reflects the cash costs of restructuring. Increased capital expenditures, which have been approved by the Board of Directors and the Lenders under the Term Loan Agreement and the Revolving Credit Agreement, are necessary to drive future productivity improvements.

  Due to the divestiture of certain businesses in 1996, each of the continuing operating units are allocated higher levels of interest expense and corporate overhead costs. The increased level of costs have further depressed individual operating unit projections.

As of December 31, 1996 there is $19,078 of goodwill remaining on the Company's Balance Sheet. Management believes the Company's remaining goodwill and long-term assets will be recovered over their useful lives. However, any further significant declines in projected cash flows may result in additional write-downs of other long-lived assets.

(5)   RESTRUCTURING CHARGES

During the fourth quarter of 1996, management authorized and committed the Company to undertake certain restructuring moves principally involving the consolidation of several manufacturing facilities. The restructuring charge of $28,300 includes $23,300 for the writedown of plant and facilities to net realizable value. The remaining portion of the restructuring charge relates to termination benefits and holding costs that will be incurred over the next year during the execution of the plan. The Company does not expect to incur material incremental costs. As of December 31, 1996, no costs have been charged against this restructuring accrual.

(6)  STELLA FIRE

On January 5, 1996, a Stella cheese manufacturing plant located in Lena, Wisconsin was substantially destroyed by fire. The plant, which was responsible for approximately 20% of Stella's production, produced mozzarella and ricotta cheeses. The Company has rebuilt the plant and resumed production during the fourth quarter of 1996.

The Company has comprehensive insurance coverage for up to $100,000 per incident. The policy includes replacement cost for property, extra expense and business interruption coverage.

As of December 31, 1996, the Company has recorded an insurance claim in the amount of $71,481 and has received $35,000 from its insurance carriers. In the Company's statement of cash flows for the year ended December 31, 1996, the insurance proceeds which relate to destroyed property ($30,246) have been classified with investing activities, while the remainder of the proceeds have been classified with operating activities. Additionally, in the Statement of Operations for the year ended December 31, 1996, the portion of the claim representing coverage for the lost operating profit ($5,286) and the portion representing the excess of replacement cost over book value of assets destroyed and written off ($17,508), have been recorded as other income. The Company has recently filed its final proof of loss and expects to collect the net remaining receivable balance in 1997.

Due to the lag time between incurring recoverable expenditures and receipt of insurance proceeds, the Company sold an insurance receivable generated in connection with the fire to Acadia Partners, L.P. (Acadia), Keystone, Inc. (Keystone), and Haas Wheat Advisory Partners Incorporated (Haas Wheat) in the aggregate amount and for the aggregate purchase price set forth opposite their respective name: Acadia, face amount of $8,775, purchase price of $8,643; Keystone, face amount $8,775, purchase price of $8,643; and Haas Wheat, face amount $1,950, purchase price of $1,921. Each of the above parties is a stockholder or an affiliate of a stockholder of SFAC. The net proceeds from the sales have been classified with operating activities in the Company's Statement of Cash Flows.

(7)    ACQUISITION LIABILITIES

In connection with the formation of the Company, estimated liabilities were recorded for the expected cash expenditures to consolidate facilities, streamline operations, and settle environmental, legal and tax matters. Cash expenditures associated with these liabilities were $15,640, $27,651, and $28,186 for the years ended December 31, 1996, 1995, and 1994. In December 1996, the Company reduced its estimate of the future cash expenditures related to these acquisition liabilities and credited $21,634 against goodwill. As of December 31, 1996, there are $30,608 of remaining acquisition liabilities, of which $19,079 is classified as current.

(8)  EXTRAORDINARY ITEMS

In 1995, two refinancings resulted in the early extinguishment of debt. Accordingly, deferred debt issuance costs totaling $18,279 were written off and recorded as extraordinary items.

(9)   ACCOUNTS RECEIVABLE

Specialty Foods Finance Corporation (SFFC), a wholly-owned subsidiary of SFC, was established for the purpose of acquiring substantially all of the trade accounts receivable generated by the operating subsidiaries of SFC. Under the terms of the Account Receivable Facility expiring November 20, 1999, SFFC sells for cash an undivided interest in eligible accounts receivable. On August 1, 1996, the maximum allowable amount of accounts receivable that could be sold by the Company pursuant to the Accounts Receivable Facility was increased from $95,000 to $115,000, and subsequent to year end, to $124,000. The amount outstanding at any date varies based upon the level of eligible receivables. The discount on receivables sold is included in other expense and is determined based upon a defined calculation tied to LIBOR plus 3/8%. At December 31, 1996 and 1995, the consolidated accounts receivable balance has been reduced by $98,000 and $95,000, respectively, due to the receivables sold. In 1994, deferred costs of $5,506 relating to the previous Accounts Receivable securitization program were written off and recorded as other expenses upon such facility's replacement by the Accounts Receivable Facility. Trade accounts receivable are reported net of the allowance for doubtful accounts of $1,955 and $2,435 in 1996 and 1995, respectively.

(10)   INVENTORIES

The components of inventories are as follows:
                                              1996        1995
                                              ----        ----
         Raw materials and packaging      $  21,865    $  20,539
         Work in progress                    54,676       53,832
         Finished goods                      47,271       48,379
         Other                                2,627        2,170
                                            -------      -------
                                            126,439      124,920
         Less obsolescence and other
          allowances                         (1,463)      (2,302)
                                            -------      -------
                                          $ 124,976    $ 122,618
                                            =======      =======

(11) PROPERTY, PLANT, AND EQUIPMENT

The components of property, plant and equipment are as follows:

                                                 1996       1995
                                                 ----       ----
         Land                                 $ 15,379   $ 18,937
         Buildings and improvements            124,900    108,791
         Machinery and equipment               215,177    219,050
         Office furniture and vehicles          31,086     27,508
         Construction in progress               11,019     11,062
                                               -------    -------
                                              $397,561   $385,348
         Less accumulated depreciation        (132,354)   (88,139)
                                               -------    -------
                                              $265,207   $297,209
                                               =======    =======

Depreciation expense of continuing operations was $36,380, $36,876, and $34,259 for the years ended December 31, 1996, 1995, and 1994, respectively.


(12)    ACCRUED EXPENSES

The components of accrued expenses are as follows:

                                              1996         1995
                                              ----         ----

Accrued payroll                            $  8,863     $  9,031
Other taxes payable                           5,375        5,199
Workers' compensation                        14,421       15,968
Compensated absences                          9,894       10,638
Accrued interest                             21,898       24,531
Acquisition liabilities                      19,079       25,726
Other                                        29,058       20,658
                                            -------      -------
                                           $108,588     $111,751
                                            =======      =======

(13)    LONG-TERM DEBT

Long-term debt consists of the following:


                                                    1996       1995
                                                    ----       ----
    Term Loan Facility                           $ 174,250  $ 174,750
    Revolving Credit Facility                       78,300     72,600
    10 1/4% Senior Notes due 2001                  225,000    225,000
    11 1/8% Senior Notes due 2002                  150,000    150,000
    11 1/4% Senior Subordinated Notes due 2003     200,000    200,000
    13% Senior Secured Discount Debentures
      due 2005                                     229,459    202,305
    11% Senior Subordinated Discount Debentures
      due 2006, payable to related parties         109,501    100,060
    Other                                           14,557     17,014
                                                 ---------  ---------
                                                 1,181,067  1,141,729
    Less current portion                            (4,049)    (3,591)
                                                 ---------  ---------
                                                $1,177,018 $1,138,138
                                                 =========  =========

With respect to the Term Loan Facility, the Company will be required to make principal payments of $500 annually through 1999 and $86,500 and $86,250 in the years 2000 and 2001, respectively. The Term Loan Facility is secured by a pledge of all capital stock of each of the operating subsidiaries.

At December 31, 1996, the Company has a Revolving Credit Facility totaling $125,000 with a syndicate of banks. Amounts outstanding under the facility total $78,300 at December 31, 1996. In addition to amounts outstanding under the facility, letters of credit totaling $25,503 reduce available funds in like amount at December 31, 1996. Proceeds from the facility are used to finance working capital requirements and are available for other corporate purposes. The facility matures in April 2001 and is secured by substantially all of the personal property and certain real property of the operating subsidiaries.

Semi-annual interest payments are required through maturity on the 10 1/4% Senior Notes and the 11 1/4% Senior Subordinated Notes on each February 15 and each August 15. Semi-annual interest payments are required through maturity on the 11 1/8% Senior Notes on April 1 and October 1.

The Senior Secured Discount Debentures accrete at an interest rate of 13% up to the maturity amount of $319,250 on August 15, 1999. Beginning February 15, 2000, semi-annual interest payments are required through the maturity date on August 15, 2005. The Senior Subordinated Discount Debentures are held by stockholders of the Company and accrete at an interest rate of 11% up to the maturity amount of $185,067 on August 15, 2001. Beginning February 15, 2002, semi-annual interest payments are required through the maturity date on August 15, 2006.

The 10 1/4% Senior Notes, the 11 1/4% Senior Subordinated Notes, the 11 1/8% Senior Notes, and the 11% Senior Subordinated
Discount Debentures are unsecured.  The 13% Senior Secured
Discount Debentures are secured by a first priority lien on and a security interest in all of the outstanding capital stock of SFC and all intercompany notes, if any, owing to the Company.

Other long-term debt consists primarily of industrial development bonds and miscellaneous notes payable with interest rates ranging from 2.75% to 10.5% at December 31, 1996.

The provisions of the Term Loan Facility and the Revolving Credit Facility contain covenants which require the Company to maintain specified financial ratios. The Company also has other limitations regarding capital expenditures, sales of assets, loans and investments, encumbrances of assets and assumption of additional indebtedness. In addition, the agreements governing the Term Loan Facility and the Revolving Credit Facility and the indentures governing the Senior Notes and the Senior Subordinated Notes contain certain restrictive covenants, including, to the detriment of the holders of the Senior Debentures and the Senior Subordinated Debentures, certain covenants that restrict or prohibit (with de minimis exceptions) SFC's ability to pay dividends or make other distributions to SFAC. Specifically, as a result of the Company's net losses and accumulated deficit, SFC's ability to make distributions to SFAC under the indentures of the Senior Notes and the Senior Subordinated Notes has been impaired and these indentures will require modification before any such distribution to SFAC can be made.

In February, 1997, the lenders for the Term Loan Facility and Revolving Credit Facility agreed to amendments of several provisions of the Term Loan Facility. The amendments, among other things, reduce SFC's financial covenant levels. In addition, the amendment allows the Company to retain for investment in acquisitions and capital expenditure projects up to $110,000 of the proceeds from business divestitures completed by the Company. As a result of this amendment, the interest rate on the Term Loan Facility and Revolving Credit Facility was increased from LIBOR plus 2 3/4% to LIBOR plus 3%. In addition, in connection with the amendment, certain of the shareholders of the Company agreed to make an equity contribution, as described in Note 20.

Aggregate maturities of debt are as follows:

          1997                                     $    4,049
          1998                                          3,234
          1999                                          3,154
          2000                                         88,441
          2001                                        390,247
          Thereafter                                  691,942
                                                    =========
              Total aggregate maturities           $1,181,067
                                                    =========

Cash paid for interest was $91,412, $87,704, and $74,738 for the years ended December 31, 1996, 1995, and 1994, respectively.

(14) FINANCIAL INSTRUMENTS

          CONCENTRATION OF CREDIT RISK

The Company's exposure to credit loss in the event of nonpayment of accounts receivable by customers is represented in the amount of those receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from those customers. As of December 31, 1996, the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable.

          FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

During September, 1995, the Company entered into an interest rate collar agreement to reduce its exposure to changes in the cost of its variable rate borrowings. Under the agreement, which became effective in October, 1995, and terminates in October, 1998, the Company would receive payments from the counterparties should the three-month LIBOR exceed 7% and make payments to the counterparties should the rate fall below 5.26%. The payments would be calculated based upon a notional principal amount of $270,000. The net differential of interest to be paid or received under the agreement is recognized as incurred. To date, no amounts have been paid or received under the interest rate collar agreement. Off-balance-sheet risk from the interest rate collar agreement at December 31, 1996 includes the risk associated with changes in market values and interest rates. The counterparties to this contract are major financial institutions.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include long-term debt and the interest rate collar agreement. The estimated fair value and carrying amount of long term debt including current maturities but excluding related party Senior Subordinated Discount
Debentures at December 31, 1996 are as follows:
                                                            Estimated
                                           Carrying            Fair
                                           Amounts            Values
                                          ---------       ------------
     Financial liabilities:
      Long-term debt, including
        current maturities             $  1,071,566      $    866,882
      Interest rate collar agreement   $          -      $        (28)

The fair value of long-term debt and the interest rate collar agreement have been determined based on quoted market prices and market interest rates at December 31, 1996.

(15) LEASE COMMITMENTS

The Company leases equipment and facilities under various noncancelable operating leases. Future minimum lease payments under all noncancelable operating leases are as follows:

          1997                                           $ 24,413
          1998                                             21,709
          1999                                             19,028
          2000                                             16,749
          2001                                             11,521
          Thereafter                                       26,679
                                                          -------
                Total minimum lease payments             $120,099
                                                          =======

Total rental expense for the fiscal years ended 1996, 1995, and 1994 was $24,372, $17,654, and $14,943 respectively.

(16) INCOME TAXES

The provision for income taxes for 1996, 1995, and 1994 relate to state and Canadian income taxes payable. Since the Company has no federal currently payable or deferred income tax expense due to its net operating loss position, an effective tax rate reconciliation is not presented.

The components of net deferred taxes are as follows:

                                                    1996         1995
                                                    ----         ----

    Deferred tax assets related to:
     Accrued expenses and other liabilities    $   54,750    $   55,289
     Net operating losses and credits              90,417        74,990
     Restructuring reserve                          9,905             -
     Other                                          1,608         3,768
                                                  -------       -------
         Total deferred tax assets                156,680       134,047

    Valuation allowance                           108,449        84,190
                                                  -------       -------
         Total net deferred tax assets             48,231        49,857

    Deferred tax liabilities related to:
     Depreciation                                  44,153        45,259
     Inventories                                    4,078         4,598
                                                  -------       -------
       Total deferred tax liabilities              48,231        49,857
                                                  -------       -------
       Net deferred tax assets (liability)       $      -      $      -
                                                  =======       =======

At December 31, 1996 the Company has federal net operating loss carryforwards of $232,000, including $45,000 of loss carryforwards from predecessor companies, which are subject to limitations that may substantially limit future utilization. Also at December 31, 1996, the Company has $127,000 of state net operating loss carryforwards and $4,000 of state tax credit carryforwards. Net operating loss and credit carryforwards expire in varying amounts through the year 2011.

Cash paid for income taxes was $2,543, $2,906 and $1,478 for the years ended December 31, 1996, 1995, and 1994, respectively.


(17)   LITIGATION AND OTHER CONTINGENCIES

          LITIGATION

In the normal course of business activities, the Company is a party to certain legal proceedings and claims. Although the outcome of such matters cannot be determined with certainty, it is management's opinion that the final outcome will not have a material adverse effect on the Company's financial position or results of operations.

          OTHER

Various operating subsidiaries are self-insured or retain a portion of losses with the respect to workers' compensation claims. In connection with such, irrevocable letters of credit or surety bonds aggregating $34,741 at December 31, 1996 were provided to state regulatory agencies or insurance companies.

(18) EMPLOYEE BENEFITS

          PENSION BENEFITS

Certain of the operating subsidiaries sponsor single-employer, noncontributory, defined benefit pension plans. The operating subsidiaries also participate in numerous multi-employer, noncontributory, defined benefit pension plans. Substantially all the Company's employees are covered by the defined benefit or multi-employer plans.

Benefits for employees are based on various requirements including length of service and average compensation.
Contributions are funded to the extent deductible for Federal income tax purposes.

Pension expense for the single-employer defined benefit pension plans was as follows:

                                           1996       1995      1994
                                           ----       ----      ----
         Service cost of benefits
          earned during the year          2,117      1,678      2,337
         Interest cost on the projected
          benefit obligation              3,658      3,558      3,290
         Actual return on plan assets    (6,729)   (10,937)     2,924
         Net amortization and deferral    2,021      6,888     (7,286)
                                         ------     ------     ------
           Net periodic pension cost    $ 1,067    $ 1,187    $ 1,265
                                         ======     ======     ======

The following tables set forth the funded status of the plans and the amounts recognized in the consolidated balance sheets:

                                                  1996      1995
                                                  ----      ----
     Actuarial present value of
       accumulated benefit obligations,
       including vested benefits of
       $45,270 and $46,833 at December 31,
       1996 and 1995, respectively              $ 46,140  $ 48,243
                                                  ======    ======
     Plan assets at fair value, primarily
       listed stocks and corporate and
       government                               $ 57,396  $ 53,040
     Less actuarial present value of
       projected benefit obligations             (54,218)  (57,094)
                                                 -------   -------
     Excess (deficiency) of plan assets
       over projected benefit obligations          3,178    (4,054)
     Unrecognized prior service costs                995       492
     Unrecognized net gain                       (12,435)   (3,724)
     Unrecognized transition asset                  (489)     (597)
                                                 -------   -------
             Accrued pension cost               $ (8,751) $ (7,883)
                                                 =======   =======

The significant actuarial assumptions used to determine the obligations are:

                                      1996      1995      1994
                                      ----      ----      ----
     Range of weighted                7.5%      7.5%      7.5%
      average discount rates
     Range of increase in future      4.0%    4.0% to   4.0% to
      compensation levels                       5.0%      5.5%
     Range of assumed long-term       9.0%    8.0% to   8.0% to
      rates of return on assets                 9.0%      9.0%


Certain of the operating subsidiaries also participate in various multi-employer defined benefit pension plans on behalf of employees pursuant to various collective bargaining agreements. Contributions to these plans amounted to approximately $14,988, $13,299, and $13,472 for the years ended December 31, 1996, 1995, and 1994, respectively.

The Company has various defined contribution plans which cover non-bargaining-unit employees meeting eligibility requirements. Contributions to these plans were approximately $2,651, $2,530, and $3,221 for the years ended December 31, 1996, 1995, and 1994, respectively.

          POST-RETIREMENT HEALTH CARE BENEFITS

Components of the expense recognized for the years ended December
31, 1996, 1995, and 1994 for the retiree health care plan were as follows:

                                        1996         1995          1994
                                        ----         ----          ----
   Service costs                      $  446        $ 455         $ 425
   Interest cost on
     projected obligation                661          718           665
   Net amortization and deferral        (832)        (173)           (6)
                                       -----         -----        -----
   Net retiree health care expense    $  275        $1,000       $1,084
                                       =====         =====        =====

The following table sets forth the amounts recognized in the balance sheets at December 31, 1996 and 1995:

                                                     1996      1995
                                                     ----      ----
    Actuarial present value of accumulated
      postretirement benefit obligation
           Retirees                               $ 4,113    $ 4,772
           Active eligible                          2,015      2,293
           Active ineligible                        3,758      4,272
    Unrecognized net gain                           4,362      2,978
                                                   ------     ------
    Retiree health care liability recognized      $14,248    $14,315
                                                   ======     ======

The weighted average discount rate assumptions used to determine the accumulated postretirement benefit obligation for the retiree health care plan for 1996 and 1995 were 7.57% and 6.68%, respectively.

The health care trend rate used to determine the pre-age 65 accumulated postretirement benefit obligation was 11% for 1996, decreasing to 6% by the year 2002 and beyond. A flat 6% rate per year is used for the post-age 65 obligation. Increasing the assumed health care trend rate by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 approximately $942 and $1,284, respectively, and the aggregate of the service and interest cost components of 1996, 1995, and 1994 net retiree healthcare expense approximately $134, $146, and $120, respectively.

          LONG TERM INCENTIVE COMPENSATION PLANS

The Company has adopted long-term incentive compensation plans for several of its businesses which provide for cash awards upon the achievement of specified earnings targets in the year ending December 31, 1998. Based on performance through 1996, it is unlikely that any of the businesses will achieve plan earnings targets.


(19) STOCK-BASED COMPENSATION PLANS

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its stock compensation plans. The Company has evaluated the requirements of FASB Statement No. 123 and has determined that it does not have a material impact on the Company's financial position or results of operations.

The Company's stock option plans provide for the granting of non-qualified stock options and incentive stock options to certain key employees, directors and consultants of the Company. Generally, options outstanding under the Company's stock option plans (i) are granted at prices which equate to the fair value of the stock at the date of grant, (ii) vest ratably over a four year service vesting period, and (iii) expire ten years subsequent to award.

A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994 and changes during the years ended on those dates is presented below:

                            1996            1995            1994
                            ----            ----            ----
                       Number   Price  Number  Price   Number  Price
                         of      Per     of     Per      of     Per
                       Shares   Share  Shares  Share   Shares  Share

Outstanding at
 beginning of year     4,589    $.73   3,877   $.73    1,951   $.73
Granted                  933     .73   1,055    .73    1,926    .73
Exercised                  -       -       -      -        -      -
Terminated            (2,086)    .73    (343)   .73        -      -
                      ------     ---   -----    ---    -----    ---
Outstanding at
 year-end              3,436     .73   4,589    .73    3,877    .73
                      ======           =====           =====
Options exercisable
 at year-end           1,819           1,035              -
                      ======           =====           =====
Options available for
 future grant          2,417           1,264           1,976
                      ======           =====           =====

(20)     RELATED PARTY TRANSACTIONS

CERTAIN TRANSACTIONS WITH STOCKHOLDERS OF AND AFFILIATES OF
STOCKHOLDERS OF SFAC

Certain of SFACOs stockholders and their affiliates previously entered into financial advisory arrangements (the Financial Advisory Agreements) with SFACOs subsidiary, SFC. Haas Wheat & Partners (Haas Wheat), an affiliate of Acadia Partners, L.P. (Acadia), and Keystone, Inc. (Keystone) each entered into such Financial Advisory Agreements. Under the terms of the Financial Advisory Agreements, SFC pays Haas Wheat an annual fee of $700 (a portion of which Haas Wheat is obligated by agreement to remit to Acadia), the Acadia affiliate an annual fee of $200, and Keystone an annual fee of $100.

In March 1997, pursuant to an agreement between Acadia, Haas Wheat Advisory Partners Incorporated and Keystone (the signing shareholders) and the Company, the signing shareholders agreed to contribute their $19,500 insurance receivable to equity of the Company. The conversion of the insurance receivable to equity will occur in the second quarter of 1997.

In November 1996, SF Leasing L.L.C. (of which Acadia and Keystone each owns a 45% interest and Haas Wheat owns a 10% interest) purchased from the Company all of the equipment at three manufacturing facilities for the aggregate amount of $18,380 (which price was based on the appraised value of such equipment), and leased such equipment back to the Company in a transaction that was deemed by the parties to be equivalent to an arms length transaction.

The Board of Directors of the Company determined that the foregoing transactions were on terms no less favorable to the Company than could otherwise have been obtained by the Company in a transaction with an unaffiliated third party.

(21)     ACQUISITIONS AND OTHER DIVESTITURES

In May 1995, the Company completed the acquisition of two Chicago-area bakeries and, in September 1995, acquired a specialty snack business. Total consideration for these acquisitions was $12,400 and they were accounted for by the purchase method. Pro forma information has not been presented for the above acquisitions as the acquisitions are not, individually or collectively, significant to the Company's results of operations.

On May 18, 1996, the Company sold its baking business in North Vancouver, British Columbia for cash proceeds of $1,500. The assets sold consisted primarily of accounts receivable, equipment and customer routes. A loss of $4,500 ($3,800 after taxes), resulted from the transaction and is recorded in other expense. The 1996 revenues of this business through the date of sale approximated $9,000. In a separate transaction, on August 2, 1996, the Company sold the building and land associated with the above business for aggregate proceeds of $4,700, which approximated the financial statement carrying value.

(22)    SALE LEASEBACK TRANSACTIONS

During 1996, the Company entered into several agreements for the sale and leaseback of production equipment at four bakeries and two cheese plants for a net sales price of $28,420 (including the sale and leaseback described in Note 20.) The leases are classified as operating leases and, accordingly, the book value of the equipment was removed from the balance sheet. Losses of $3,432 realized on the sale of equipment at three facilities were recognized immediately and recorded in other expense while net gains of $4,859 realized on the equipment sales at the other facilities are being deferred and amortized to income as rent expense adjustments over the lease term of 4 to 6 1/2 years.

(23)     OTHER EXPENSE (INCOME)

Other expense (income) is comprised of the following:

                                           1996       1995       1994
                                           ----       ----       ----
     Loss on disposal of property,
       plant and equipment               $ 11,916   $   536    $   188
     Discount on receivables sold           4,829     5,037      5,839
     Write-off of deferred costs                -         -      5,506
     Involuntary conversion of
       property, plant, and equipment
       due to fire (note 6)               (17,508)        -          -
     Business interruption (note 6)        (5,286)        -          -
     Other                                  3,190       (36)     1,535
                                          -------    ------     ------
                                         $ (2,859)  $ 5,537    $13,068
                                          =======    ======     ======


                                                       Schedule I
                                                           Page 1

SPECIALTY FOODS ACQUISITION CORPORATION

Condensed Balance Sheets

(In thousands)

                                                     December 31,
                                               -------------------------
                                                    1996        1995
                                                    ----        ----
                   Assets
Cash                                           $       1     $       1
Investment in SFC                               (494,044)      (44,657)
Deferred debt issuance costs                       5,452         6,060
Other assets                                        (973)       (1,065)
                                                --------      --------
          Total assets                         $(489,564)    $ (39,661)
                                                ========      ========
              Liabilities and Stockholders' Equity

Senior secured discount debentures               229,459       202,305
Senior subordinated discount debentures          109,501       100,060
Due to Specialty Foods Corporation                10,999        11,036
                                                --------      --------
          Total liabilities                      349,959       313,401

Stockholders' equity:
  Common stock                                       646           646
  Additional paid-in capital                      42,750        42,750
  Employee notes for common stock purchase        (1,134)       (1,134)
  Accumulated deficit                           (880,939)     (394,361)
  Cumulative translation adjustment                    -          (837)
  Cost of common shares in treasury                 (846)         (126)
                                                --------      --------
          Total stockholders'equity (deficit    (839,523)     (353,062)
                                                --------      --------
          Total liabilities and
             stockholders' equity              $(489,564)    $ (39,661)
                                                ========      ========

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.

                                                 Schedule I Cont.
                                                           Page 2


SPECIALTY FOODS ACQUISITION CORPORATION

Condensed Statements of Operations

(In thousands)

                                              Years Ended December 31,
                                     --------------------------------------
                                        1996         1995          1994
                                        ----         ----          ----

Equity in loss of SFC              $ (446,551)   $ (288,222)    $ (20,715)

Operating expenses                        967           906           583
                                     --------      --------      --------
Loss from operations                 (447,518)     (289,128)      (21,298)
                                     --------      --------      --------
Nonoperating expense:
  Interest expense                    (38,285)      (34,118)      (30,235)
  Amortization of deferred
   debt issuance costs                   (609)         (609)         (514)
                                     --------      --------      --------
      Total nonoperating expense      (38,894)      (34,727)      (30,749)
                                     --------      --------      --------
Loss before income taxes             (486,412)     (323,855)      (52,047)
  Income taxes                            166           243             7
                                     --------      --------      --------
          Net loss                 $ (486,578)   $ (324,098)   $  (52,054)
                                     ========      ========      ========


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.

                                                 Schedule I Cont.
                                                           Page 3

SPECIALTY FOODS ACQUISITION CORPORATION

Condensed Statements of Cash Flows

(In thousands)




                                                Years Ended December 31,
                                         -----------------------------------
                                            1996        1995         1994
                                            ----        ----         ----
Cash flows from operating activities:
  Net loss                              $(486,578)   $(324,098)    $(52,054)
  Debt issuance cost amortization             609          609          514
  Accretion of interest                    38,285       34,118       30,235
  Equity in loss of Specialty
    Foods Corporation                     446,551      288,222       20,715
  Changes in operating assets
       and liabilities:
    Prepaid expenses                            -            -            7
    Other assets                              (92)       1,149         (845)
    Accrued interest                            -            -         (252)
                                          -------      -------      -------
Net cash provided (used) by
  operating activities                     (1,225)           -       (1,680)

Cash flows from financing activities:
  Payments on long-term debt                    -            -         (318)
  Issuance of common stock                      -            -          580
  Purchase of treasury stock                 (837)        (730)        (207)
  Proceeds from issuance
    of treasury stock                         117           67            -
  Dividend from subsidiary                  3,671        1,203        1,663
  Purchase of Senior Secured
    Discount Debentures                    (1,712)      (1,026)           -
  Advances from SFC                           (37)         (59)         (37)
  Other                                        23          545            -
                                          -------      -------     --------
Net cash provided (used) by
  financing activities                      1,225            -        1,681

Net increase in cash and cash equivalents       -            -            1
Cash at beginning of period                     1            1            -
                                          -------      -------      -------
Cash at end of period                    $      1     $      1     $      1
                                          =======      =======      =======

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.