Form 10-K/A
period 1996-12-31
SPECIALTY FOODS ACQUISITION CORP
filed 1997-04-03
CIK 912220

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                           FORM 10-K/A
                       AMENDMENT NO. 1 TO


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

Commission File Number 33-68958


            SPECIALTY FOODS ACQUISITION CORPORATION
     (Exact name of registrant as specified in its charter)

             Delaware                         75-2488183
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)      Identification No.)

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


The Form 10-K of Specialty Foods Acquisition Corporation for the fiscal year ended December 31, 1996 is hereby amended by making the following changes to Item 7 and Item 8. All other sections of Item 7 and Item 8 appearing in the Form 10-K of Specialty Foods Acquisition Corporation for the fiscal year ended December 31, 1996 are unchanged and remain as originally stated in such filing:


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws which reflect the Company's expectations and are based upon currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unknown risks and uncertainties and events including those in the forepart and elsewhere herein.

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's statements of operations.


                                           1996     1995       1994
                                           ----     ----       ----
Net sales                                 100.0%   100.0%     100.0%
Cost of sales                              72.8     71.7       72.3
                                          -----    -----      -----
     Gross profit                          27.2     28.3       27.7

Operating expenses:
     Selling, distribution, general and
      administrative                       24.0     22.2       22.4
     Amortization of intangible assets      0.8      1.1        1.1
     Restructuring charges                  1.7        -          -
     Goodwill write-down                   21.4     12.5          -
                                          -----    -----      -----
Total operating expenses                   47.9     35.8       23.5
                                          -----    -----      -----
     Operating profit (loss)              (20.7)    (7.5)       4.2
Interest                                    8.0      8.0        7.2
Other, net                                  (.2)     0.3        0.8
                                          -----    -----      -----
     Loss from continuing operations      (28.5)%  (15.8)%     (3.8)%
                                          =====    =====      =====


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)


                                             Years ended December  31,
                                     ------------------------------------
                                          1996       1995       1994
                                          ----       ----       ----
Net sales                            $1,661,296   $1,626,733  $1,643,239
Cost of sales                         1,209,494    1,165,663   1,187,249
                                      ---------    ---------   ---------
   Gross profit                         451,802      461,070     455,990
                                      ---------    ---------   ---------
Operating expenses:
  Selling, distribution and
   general and administrative           398,114      360,928     368,542
  Amortization of intangibles            12,886       17,903      17,578
  Restructuring charges                  28,300            -           -
  Goodwill write-down                   355,664      203,824           -
                                      ---------    ---------   ---------
                                        794,964      582,655     386,120
                                      ---------    ---------   ---------
   Operating profit (loss)             (343,162)    (121,585)     69,870

Other:
  Interest expense                      133,727      129,576     117,976
  Other  (income) expense, net           (2,859)       5,537      13,068
                                      ---------    ---------   ---------
   Loss before income taxes            (474,030)    (256,698)    (61,174)

Provision for income taxes                1,367        1,653       1,626
                                      ---------    ---------   ---------
     Loss from continuing operations   (475,397)    (258,351)    (62,800)

Discontinued operations:
  Earnings (loss)                         2,312      (47,468)     10,746
  Loss on disposal                      (13,493)           -           -
                                     ----------    ---------   ---------
                                        (11,181)     (47,468)     10,746
                                     ----------    ---------   ---------
          Loss before extraordinary
                items                  (486,578)    (305,819)    (52,054)

Extraordinary items                       -          (18,279)          -
                                      ---------    ---------   ---------
          Net loss                   $ (486,578)  $ (324,098) $  (52,054)
                                      =========    =========   =========
Earnings (loss) per share:
        From continuing opeations    $    (7.47)  $    (4.04) $     (.97)
        From discontinued operations       (.18)        (.74)        .16
        Extraordinary items                   -         (.29)          -
                                      ---------    ---------   ---------
        Net loss                     $    (7.65)  $    (5.07) $     (.81)
                                      =========    =========   =========
        Weighted average shares
             outstanding                 63,638       63,914      64,582
                                      =========    =========   =========

See accompanying notes to consolidated financial statements.


SIGNATURES

Pusuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SPECIALTY FOODS ACQUISITION CORPORATION

                             By:  /S/ Robert L. Fishbune
                                  Robert L. Fishbune
                                  Vice President and Chief
                                   Financial Officer

                             April 3, 1997