Form 10-Q
period 1997-06-30
SPECIALTY FOODS ACQUISITION CORP
filed 1997-08-14
CIK 912220

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q



        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended June 30, 1997 Commission File Number 33-68958

              Specialty Foods Acquisition Corporation

     (Exact name of registrant as specified in its charter)


         State of Delaware                 75-2488183
    (State or otherjurisdiction         (I.R.S. Employer
  of incorporation or organization)     Identification No.)


25 Tri-State International Office Center, Suite 250, Lincolnshire, IL 60069
 (Address of principal executive offices)                          (Zip Code)

  Registrant's telephone number, including area code (847) 267-1001


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

                       Yes      X       No




The number of shares outstanding of the Registrant's common stock as of July 31, 1997 was 63,129,990 shares of common stock.



    SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES


                              INDEX



PART I - FINANCIAL INFORMATION                        Page No.

     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of June 30, 1997 and December 31, 1996         3

     Condensed Consolidated Statements of Operations for
        the three- and six-month periods
        ended June 30, 1997 and 1996                      4

     Condensed Consolidated Statements of Cash Flows for
        the six-month periods
        ended June 30, 1997 and 1996                      5

     Notes to Financial Statements                      6-8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS 9-11

PART II - OTHER INFORMATION                              12

SIGNATURE                                                12



This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws which reflect the Company's expectations and are based on currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unknown risks, uncertainties and events, including, among other factors, weather, economic and market conditions, cost and availability of raw materials, competitive activities and other business conditions.


                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

    SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets

                        ($ In thousands)


                                              June 30,         December 31,
                                               1997                1996
                                               ----                ----
                 Assets                     (unaudited)
Current assets:
  Cash and cash equivalents                 $   2,561           $  37,509
  Accounts receivable, net                     41,943              32,368
  Inventories                                 123,395             123,391
  Net assets of discontinued operations         3,101              66,434
  Other current assets                         24,149              27,405
                                              -------             -------
          Total current assets                195,149             287,107

Property, plant, and equipment, net           269,015             256,529
Intangible assets, net                         23,719              24,109
Other noncurrent assets                        37,559              37,067
                                              -------             -------
          Total assets                      $ 525,442           $ 604,812
                                              =======             =======

  Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt      $   3,308           $   4,049
  Accounts payable                            103,280             118,692
  Accrued expenses                             95,176             106,631
                                              -------             -------
          Total current liabilities           201,764             229,372

Long-term debt                              1,160,762           1,177,018
Other noncurrent liabilities                   36,643              37,945
                                              -------             -------
          Total liabilities                 1,399,169           1,444,335

Redeemable preferred stock                     19,500                   -

Stockholders' equity                         (893,227)           (839,523)
                                              -------             -------
          Total liabilities and
             stockholders' equity           $ 525,442           $ 604,812
                                              =======             =======

See accompanying notes to consolidated financial statements.

    SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

         Condensed Consolidated Statements of Operations

                           (Unaudited)
               ($ In thousands, except share data)


                             Three months ended June 30,  Six months ended June 30,
                             ---------------------------  -------------------------
                                  1997        1996            1997         1996
Net sales                            $ 380,309   $ 399,957       $ 765,435   $ 780,526
Cost of sales                          264,538     289,086         544,738     568,424
                                       -------     -------         -------     -------
          Gross profit                 115,771     110,871         220,697     212,102

Operating expenses:
   Selling, distribution, general
     and administrative                 94,932      96,324         192,724     191,272
   Amortization of intangibles             746       3,096           1,180       6,251
                                       -------     -------         -------     -------
     Total operating expenses           95,678      99,420         193,904     197,523

     Operating profit                   20,093      11,451          26,793      14,579

Other expenses:
   Interest expense                     33,811      33,933          67,299      67,050
   Other (income) expense, net           2,380       2,748           4,665      (5,257)
                                       -------     -------         -------     -------
     Loss before income taxes          (16,098)    (25,230)        (45,171)    (47,214)

Provision for income taxes                 213       2,051             433       2,532
                                       -------     -------         -------     -------
     Loss from continuing operations   (16,311)    (27,281)        (45,604)    (49,746)

Discontinued operations:
     Net income (loss)                    (905)      3,715          (3,811)      2,178
     Loss on disposal, net              (6,485)          -          (4,030)          -
                                       -------     -------         -------     -------
                                        (7,390)      3,715          (7,841)      2,178

      Net loss                       $ (23,701)  $ (23,566)       $(53,445)  $ (47,568)
                                       =======      ======          ======      ======

Earnings (loss) per share:
   From continuing operations        $    (.26)  $    (.43)      $    (.72)  $    (.78)
   From discontinued operations           (.12)        .06            (.13)        .03
                                       -------     -------         -------     -------
   Net loss                          $    (.38)       (.37)           (.85)        (.75)
                                       -------     -------         -------     -------
   Weighted average shares outstading   63,130      63,478          63,204      63,795
                                       =======     =======         =======     =======

See accompanying notes to condensed financial statements.


       SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows

                            (Unaudited)
                         ($ In thousands)


                                                    Six months ended June 30,
                                                 ----------------------------
                                                       1997           1996
                                                       ----           ----
Cash flows from operating activities:
 Loss from continuing operations                 $  (45,604)     $  (49,746)
 Adjustments to reconcile to net cash
 from continuing operating activities
   Depreciation and amortization                     17,406          24,063
   Debt issuance cost amortization                    3,060           3,651
   Accretion of interest                             21,120          18,887
   Changes in operating assets and
     liabilities, net of affects from
     businesses acquired or sold                    (32,805)        (25,645)
                                                    -------         -------
          Net cash used by
            continuing operations                   (36,823)        (28,790)

Cash flows from investing activities:
 Proceeds from divestitures of businesses            50,595               -
 Capital expenditures                               (30,348)        (27,564)
 Property related insurance proceeds                      -          15,000
 Proceeds from sale-leaseback of equipment                -          17,941
 Other                                                 (298)          2,762
                                                    -------         -------
          Net cash provided by
            investing activities                     19,949           8,139

Cash flows from financing activities:
 Increase (decrease) in revolving credit            (35,500)          6,600
 Issuance of preferred stock and warrants            19,500               -
 Payments on long-term debt                          (2,074)         (1,491)
 Other                                                    -          (5,985)
                                                    -------         -------
          Net cash used by
            financing activities                    (18,074)           (876)

Decrease in cash and cash equivalents               (34,948)        (21,527)
Cash - beginning of period                           37,509          17,332
                                                    -------         -------
Cash - end of period                              $   2,561       $  (4,195)
                                                    =======         =======

See accompanying notes to condensed financial statements.


               NOTES TO CONDENSED FINANCIAL STATEMENTS
               ($ In thousands, except per share data)


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


NOTE 2 - Inventories

The components of inventories are as follows:

                                          June 30,       December 31,
                                           1997             1996
                                           ----             ----

        Raw materials and packaging     $  18,772        $  20,942
        Work in progress                   57,185           54,676
        Finished goods                     45,215           46,782
        Other                               2,223              991
                                          -------          -------
                                        $ 123,395        $ 123,391
                                          =======          =======


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

San Francisco French Bread (SFFB) - A sourdough hearth bread operation located in California. The sale of SFFB was completed on March 31, 1997.

A restaurant and institutional bakery operated by Metz located in Illinois. The sale of this bakery is expected to close in the third quarter of 1997.

These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. Operating results for these businesses, including revenues of $58,861 and $193,878 for the six months ended June 30, 1997 and 1996, respectively, have been classified as discontinued operations in the Consolidated Statement of Operations. No interest expense has been allocated to discontinued operations.

The net loss on disposal of discontinued operations for the six months ended June 30, 1997 consisted of the gain realized on the sale of Gai's, an adjustment to the previously estimated loss on the disposal of SFFB, and the estimated loss on disposal of the Illinois bakery. Remaining retained liabilities from discontinued operations are $1,258 and are included with accrued liabilities at June 30, 1997.


NOTE 4 - Insurance Claim

In January 1996, a Stella cheese processing plant in Lena, Wisconsin was substantially destroyed by fire. The Company rebuilt the plant and resumed production during the fourth quarter of 1996. A final proof of loss detailing the claim was filed with the Company's insurance carriers during the quarter ended March 31, 1997. The claim was finally settled with the Company's insurance carriers in July 1997. Included in other current assets as of June 30, 1997 is $13.3 million which represents the remaining claim balance collected following the July 1997 settlement.


NOTE 5 - Related Party Transactions

In June 1997, pursuant to an agreement among the Company, Acadia Partners LLP, Haas Wheat Advisory Partners Incorporated and Keystone, Inc. (the signing shareholders), the signing shareholders purchased a total of 19,500 units of equity for an aggregate purchase price of $19,500. Each unit is comprised of one share of cumulative preferred stock of the Company and one warrant to purchase 395.1 shares of common stock of the Company, at an exercise price of $0.02 per share.

The shares of preferred stock are in the aggregate face amount of $19.5 million and are entitled to an annual dividend rate of 16%. Presently, no dividends can be declared or paid since such declaration or payment would cause or result in a default of outstanding debt instruments of the Company. The preferred stock is cumulative, non-convertible, non-participating and non-redeemable by the holder or the Company prior to August 16, 2006. Thereafter, any holder or the Company may redeem all or a portion of the preferred stock provided that such redemption would not cause or result in a default in any outstanding debt instrument of the Company or its subsidiaries at such time.


NOTE 6- Earnings Per Share

In February 1997, the Financial Accounting Standards Board adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement is effective for financial statements issued for periods ending after December 15, 1997 and specifies new standards for the computation and presentation of earnings per share. The Company's adoption of this standard will result in the dual presentation of "basic" and "diluted" earnings per share on the face of the Company's income statement. Diluted earnings per share calculated using the new standard is not expected to materially differ from primary earnings per share previously presented.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Potential Sale of Business

In a press release issued July 29, 1997, the Company announced that it had retained an investment banking firm to advise it in connection with the potential sale of its Stella Foods subsidiary. The Company expects to reach a final decision regarding the potential divestiture by year-end. Stella sales account for approximately 45 percent of the Company's 1997 revenues. If the divestiture is carried out, the Company intends to use a portion of the proceeds from a sale of Stella to reduce outstanding indebtedness with the balance to be used for acquisitions in the Company's Bakery Operations. Given the preliminary nature of this divestiture effort, there can be no assurance that the Company will elect to complete this divestiture and the Company cannot estimate the time frame in which any such sale would be completed.

Seasonality

The Company's businesses are moderately seasonal with lower sales, operating profit, and cash flows generally occurring in the first quarter of the year. This seasonality is due primarily to higher bread sales in the summer months and higher cheese sales in the fall and winter holiday season.


Results of Operations

COMPARISON OF SECOND QUARTER 1997 TO SECOND QUARTER 1996

Consolidated net sales from continuing operations decreased 5% to $380 million in 1997 compared to $400 million in 1996. Excluding the impact of a divested plant and business line, net sales decreased by $14 million (3%) during the same period. Net sales of the Bakery Operations decreased $5 million (3%) to $166 million in 1997. The decrease was primarily due to the loss of the sales from operations that were divested in August 1996, and volume shortfalls. These decreases were partially offset by price increases taken to partially recover increased ingredient and operating costs and higher cafe sales at Boudin Bakeries.
Net sales of the Cheese and Meat Operations, consisting of Stella and H&M Food Systems Company, decreased $15 million (6%) to $214 million. Net sales at H&M increased $7 million (17%) due to improved sales volume and favorable commodity prices. Net sales at Stella decreased $22 million (12%) primarily due to market driven price decreases on its formula priced products reflecting a decrease in the cost of milk in 1997.

The Company's gross profit margin increased to 30.4% in 1997 from 27.7% in 1996 primarily due to higher margins on fixed price products in both Cheese and Bakery Operations as a result of lower commodity costs offset by tighter margins on market priced products in the Company's Cheese Operations.

Selling, distribution, and general and administrative expenses decreased $1 million in 1997 to $95 million. This decrease principally related to lower costs at the Company's headquarters unit, partially offset by contractual wage and fringe benefit increases in the Cheese and Bakery Operations.

Other (income) expense, net was $2 million of expense in 1997 compared to $3 million in 1996 and consists principally of discount expense on the Company's accounts receivable facility.

As a result of the above factors, net loss from continuing operations decreased to $16 million in 1997 compared to $27 million in 1996.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE
30, 1996

Consolidated net sales from continuing operations decreased 2% to $765 million in 1997 compared to $780 million in 1996. Excluding the impact of a divested plant and business line, net sales increased by $1 million during the same period. Net sales of the Bakery Operations decreased $8 million (2%) to $319 million in 1997. The decrease was primarily due to the loss of sales from an operation that was divested in August, 1996, partially offset by price increases taken to partially recover increased ingredient and operating costs and higher cafe sales at Boudin Bakeries. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M, decreased $7 million (2%) to $446 million. Net sales at H&M increased $16 million (20%) due to improved sales volume and favorable commodity prices. Net sales at Stella decreased $23 million (6%) primarily due to market driven price decreases on its formula priced products reflecting a decrease in the cost of milk in 1997.

The Company's gross profit margin increased to 28.8% in 1997 from 27.1% in 1996 primarily due to favorable commodity price impacts, partially offset by increased rental expense incurred as a result of sale leaseback transactions involving equipment at several of the Company's facilities.

Selling, distribution, and general and administrative expenses increased $1 million (1%) in 1997 to $193 million primarily due to contractual wage and fringe benefit increases offset by a reduction in general and administrative expense principally related to lower costs at the Company's headquarters unit.

Other (income) expense, net was $5 million of expense in 1997 compared to $5 million of income in 1996. The net other income in 1996 results primarily from the excess of replacement cost over book value and lost operating profit included in the insurance claim related to the Stella fire.

As a result of the above factors, net loss from continuing operations decreased to $46 million in 1997 compared to $50 million in 1996.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.


Liquidity and Capital Resources

Net cash used in operating activities totaled $37 million. The decrease in net cash used in operating activities in 1997 was primarily attributable to the net increase in the Company's
working capital accounts.   Working capital requirements have
increased in 1997 primarily as a result of the lower accounts payable levels resulting from the Company's effort to normalize relations with suppliers, increased accounts receivable resulting from reduced levels of financings through the Company's accounts receivable facility, and a reduction of accrued liabilities. In 1996, cash used by operating activities of $29 million was principally driven by the Company's aggressive working capital management, and substantially offset by lower operating profit and cash expenditures resulting from the Stella fire that had not yet been recovered from the Company's insurance carriers.

Net cash provided by investing activities totaled $20 million in 1997. The activity in 1997 was primarily attributable to the net proceeds from the sale of SFFB and Gai's, offset by increased capital expenditures. In 1996 net cash provided by investing activities of $8 million resulted from the proceeds from the sale-leaseback of equipment and property related proceeds from Stella's insurance claim, offset by capital expenditures.

Net cash used in financing activities amounted to $18 million in 1997 principally due to a decrease in revolving credit borrowings, partially offset by the issuance of preferred stock. In 1996, cash used by financing activities of $1 million reflected the impact of normal payments on long-term debt, payments of debt issuance costs and the repurchase from former executives of the Company of senior secured debentures and common stock, offset by increased revolving credit borrowings.

Based upon the above, the net decrease in cash in 1997 and 1996 was $35 million and $22 million, respectively.

As of June 30, 1997, the Company had a cash balance of $3 million. Additionally, the Company had borrowed $43 million under its $125 million Revolving Credit Facility on such date. Outstanding letters of credit also reduced available funds under the facility by $19 million at that time. Management believes that these funds along with operating cash flows, asset sales, and the receipt of the remaining $13 million of insurance proceeds in July 1997 should be adequate to fund the Company's short term obligations, although there can be no assurances that cash flow will be adequate to meet such obligations. Additionally, the Company will also consider refinancing and additional asset sales to address future liquidity and capital structure issues. For example, the Company recently announced that it had retained an investment banking firm to advise it in connection with a potential sale of its Stella Foods subsidiary. In any case, the Company expects that by the year 2000 it will be required to refinance a significant portion of its indebtedness. Other than a potential reduction of indebtedness upon a sale of Stella, the Company has no current refinancing plans.


Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the federal securities laws which reflect the Company's expectations and are based on currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unknown risks, uncertainties and events, including, among other factors, weather, economic and market conditions, cost and availability of raw materials, competitive activities or other business conditions.


PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 15, 1997 in Rosemont, Illinois. The stockholders of the
Company took the following actions at the annual meeting:

1. The stockholders elected the following directors of the Company to serve for the term expiring on the date of the next annual meeting or until their respective successors are duly elected and qualified:
     Messrs. Thomas J. Baldwin, Lawrence S. Benjamin, J. Taylor Crandall, Charles J. Delaney, Daniel L. Doctoroff, Robert B. Haas, Jerry M. Meyer, Andrew J. Nathanson, David G. Offensend, Anthony P. Scotto and Douglas D. Wheat. An aggregate of 52,607,390 shares were cast in favor of the election of each of the directors: none were cast against.

2. The stockholders ratified and approved the Executive Employment Agreement among the Company, SFC and Lawrence S. Benjamin, the President and Chief Executive Officer of the Company and SFC. An aggregate of 52,607,390 shares were cast in favor of such action; none were cast against.

3.   The stockholders ratified and approved the Executive
     Employment Agreement among the Company, SFC and Robert L.
     Fishbune, the Vice President and Chief Financial Officer of the Company and SFC. An aggregate of 52,607,390 shares were cast in favor of such action; none were cast against.

4.   The stockholders ratified and approved the Executive
     Employment Agreement among the Company, SFC and Robert B.
     Aiken, the Vice President and General Counsel of the Company and SFC. An aggregate of 52,607,390 shares were cast in favor of such action; none were cast against.

5. The stockholders ratified and approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the Company's 1997 fiscal year. An aggregate of 52,607,390 shares were cast in favor of the action: none were cast against.

On May 20, 1997, holders of a majority of the issued and outstanding common stock of the Company executed a Written Consent of Stockholders of the Company approving an amendment to the Certificate of Incorporation of the Company to (i) increase the aggregate number of shares which the Company shall have authority to issue from 100,000,000 shares to 100,019,500 shares and (ii) establish a class of preferred stock, par value $1,000.00 per share, as Series A Preferred Stock.


Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.

(b) The Company did not file a report on Form 8-K during the second quarter of 1997.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SPECIALTY FOODS ACQUISITION CORPORATION
(Registrant)


                                   By:


Date:  August 14, 1997             /s/ Robert L. Fishbune
                                   ----------------------
                                   Robert L. Fishbune
                                   Vice President and
                                     Chief Financial Officer



EXHIBIT INDEX


Exhibit
Number                       Description of Document

3.1*            Amended and Restated Certificate of Incorporation of SFAC

10.93* Equity Investment Agreement dated as of May 13, 1997 by and among the Company, Acadia Partners L.P., Haas Wheat Advisory Partners Incorporated and Keystone,
                Inc.

27*             Financial Data Schedule

___________


*Filed Herewith.