Form 10-Q
period 1997-09-30
SPECIALTY FOODS ACQUISITION CORP
filed 1997-11-04
CIK 912220

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended September 30, 1997 Commission File Number 33-68958

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

Yes      X       No




The number of shares outstanding of the Registrant's common stock as of November 4, 1997 was 62,920,885 shares of common stock.

SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

INDEX

PART 1 - FINANCIAL INFORMATION                                   Page No.

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
            as of September 30, 1997 and December 31, 1996            3

         Condensed Consolidated Statements of Operations for the
            three- and nine- month periods ended
            September 30, 1997 and 1996                               4

         Condensed Consolidated Statements of Cash Flows for the
            nine-month periods ended September 30, 1997 and 1996      5

         Notes to Financial Statements                              6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       9-12

PART II - OTHER INFORMATION                                          13

SIGNATURE                                                            14



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

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL INFORMATION


         SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                             ($ In thousands)


                                           September 30,      December 31,
                                               1997               1996
                                            ---------           --------
                                           (unaudited)

         ASSETS
Current assets:
  Cash and cash equivalents                $   1,180         $   37,509
  Accounts receivable, net                    36,651             32,368
  Inventories                                125,698            123,391
  Net assets of discontinued operations            -             66,434
  Other current assets                        11,750             27,405
                                            ---------          ---------
          Total current assets               175,279            287,107

Property, plant, and equipment, net          280,076            256,529
Intangible assets, net                        23,574             24,109
Other noncurrent assets                       36,257             37,067
                                           ---------          ---------
          Total assets                     $ 515,186         $  604,812
                                           =========          =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt     $   3,377         $    4,049
  Accounts payable                           107,912            118,692
  Accrued expenses                            75,776            106,631
                                           ---------          ---------
          Total current liabilities          187,065            229,372

Long-term debt                             1,183,029          1,177,018
Other noncurrent liabilities                  37,248             37,945
                                           ---------          ---------
          Total liabilities                1,407,342          1,444,335

Redeemable preferred stock                    19,500                  -

Stockholders' equity                        (911,656)          (839,523)
                                           ---------          ---------
          Total liabilities and
            stockholders' equity           $ 515,186         $  604,812
                                           =========          =========

See accompanying notes to consolidated financial statements.


            SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                     ($ In thousands, except share data)


                              Three months ended September 30,    Nine months ended September 30,
                              ---------------------------------------------------------------------
                                      1997           1996              1997            1996
                                     ------         ------            ------          ------
Net sales                          $  403,475    $  429,737      $ 1,168,910     $ 1,210,263
Cost of sales                         284,621       319,792          829,359         888,216
                                    ---------     ---------        ---------       ---------
     Gross profit                     118,854       109,945          339,551         322,047
                                    ---------     ---------        ---------       ---------

Operating expenses:
  Selling, distribution, general
    and administrative                 98,047        93,029          290,771      284,301
  Amortization of intangibles             585         3,276            1,765        9,527
                                    ---------     ---------        ---------     --------
   Total operating expenses            98,632         96,305         292,536      293,828

   Operating profit                    20,222         13,640          47,015       28,219

Other expenses:
  Interest expense                     34,347         33,689         101,646      100,739
  Other (income) expense, net           3,643          3,275           8,308       (1,982)
                                    ---------      ---------       ---------     --------
   Loss before income taxes           (17,768)       (23,324)        (62,939)     (70,538)

Provision for income taxes                403            931             836        3,463
                                    ---------      ---------       ---------     ---------
   Loss from continuing operations    (18,171)       (24,255)        (63,775)     (74,001)


Discontinued operations:
  Net income (loss)                         -           3,250         (1,896)        5,428
  Loss on disposal, net                  (556)              -         (6,501)            -
                                    ---------       ---------       ---------      ---------
                                         (556)          3,250         (8,397)        5,428

           Net loss              $    (18,727)     $  (21,005)    $  (72,172)    $ (68,573)
                                    =========       =========       =========     ========


Earnings (loss) per share:
From continuing                  $      (0.29)     $    (0.38)    $    (1.01)    $   (1.16)
From discontinued operations            (0.01)           0.05          (0.13)         0.09
                                    ---------        ---------      ---------     ---------
    Net loss                     $      (0.30)     $    (0.33)    $    (1.14)    $   (1.07)
                                    ---------        ---------      ---------     ---------
Weighted average shares
     outstanding                       62,921          63,485         63,110        63,692
                                    =========       =========       =========     =========

See accompanying notes to condensed financial statements.

         SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)
                             ($ In thousands)


                                             Nine months ended September 30,
                                                   1997             1996
                                                   ----             ----
Cash flows from operating activities:
 Loss from continuing operations              $  (63,775)       $  (74,001)
 Adjustments to reconcile to net cash
 from continuing operating activities
     Depreciation and amortization                26,436            36,739
     Debt issuance cost amortization               4,590             4,551
     Accretion of interest                        31,889            28,292
     Changes in operating assets and
      liabilities, net of affects from
      businesses acquired or sold                (34,530)          (14,762)
                                                 --------          --------
          Net cash used by
            continuing operations                (35,390)          (19,181)

Cash flows from investing activities:
 Proceeds from divestitures of businesses         55,784             5,343
 Capital expenditures                            (50,861)          (38,616)
 Property related insurance proceeds                   -            15,000
 Proceeds from sale-leaseback of equipment             -            17,941
                                                 --------          --------
          Net cash provided (used) by
            investing activities                   4,923              (332)

Cash flows from financing activities:
 Increase (decrease) in revolving credit         (22,900)            2,400
 Issuance of preferred stock and warrants         19,500                 -
 Payments on long-term debt                       (2,424)           (1,747)
 Other                                               (38)           (6,285)
                                                 --------          --------
         Net cash used by
            financing activities                  (5,862)           (5,632)

Decrease in cash and cash equivalents            (36,329)          (25,145)
Cash - beginning of period                        37,509            17,332
                                                 --------          --------
Cash - end of period                           $   1,180        $   (7,813)
                                                 ========          ========


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


NOTE 2 - Inventories

The components of inventories are as follows:

                                    September 30,      December 31,
                                        1997               1996
                                    ------------       ------------
     Raw materials and packaging    $   20,999         $   20,942
     Work in progress                   52,640             54,676
     Finished goods                     49,701             46,782
     Other                               2,358                991
                                      --------           --------
                                    $  125,698         $  123,391
                                      ========           ========


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

     San Francisco French Bread (SFFB) - A sourdough hearth bread operation located in California. The sale of SFFB was completed on March 31, 1997.

     A restaurant and institutional bakery operated by Metz located in Illinois. The sale of this bakery was completed on August 23, 1997.

These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. Operating results for these businesses, including revenues of $64,741 and $289,039 for the nine months ended September 30, 1997 and 1996, respectively, have been classified as discontinued operations in the Consolidated Statement of Operations. No interest expense has been allocated to discontinued operations.

The net loss on disposal of discontinued operations for the nine months ended September 30, 1997 consisted of the gain realized on the sale of Gai's, the loss realized on the disposal of SFFB, the loss on disposal of the Illinois restaurant and institutional bakery, and 1997 operating losses for the three entities. Remaining retained liabilities from discontinued operations are $3,096 and are included with accrued liabilities at September 30, 1997.


NOTE 4 - Related Party Transactions

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


NOTE 5- Earnings Per Share

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


POTENTIAL SALE OF BUSINESS

In a press release issued July 29, 1997, the Company announced that it had retained an investment banking firm to advise it in connection with the potential sale of its Stella Foods subsidiary. The Company expects to reach a final decision regarding the potential divestiture by year-end. Stella sales account for approximately 45 percent of the Company's 1997 revenues. If the divestiture is carried out, the Company intends to use a portion of the net proceeds from a sale of Stella to reduce outstanding indebtedness with the balance to be used for acquisitions in the Company's Bakery Operations. The net proceeds from a sale of Stella will equal the gross sales price less approximately $75 million of funds required to (x) repurchase Stella's trade receivables from the Company's Accounts Receivable Facility, (y) repurchase certain machinery and equipment leased by Stella and (z) pay transaction costs. The sale of Stella would require amendments to the Company's Term Loan Facility and the Revolving Credit Facility as well as its Accounts Receivable Facility. Given the preliminary nature of this divestiture effort, there can be no assurance that the Company will elect to complete this divestiture.


SEASONALITY

The Company's businesses are moderately seasonal with lower sales, operating profit, and cash flows generally occurring in the first quarter of the year. This seasonality is due primarily to higher bread sales in the summer months and higher cheese sales in the fall and winter holiday season.



RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 1997 TO THIRD QUARTER 1996

Consolidated net sales from continuing operations decreased 6% to $403 million in 1997 compared to $430 million in 1996. Net sales of the Bakery Operations increased $1 million to $174 million in 1997 primarily due to higher cafe sales at Boudin Bakeries. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M Food Systems Company, decreased $28 million (11%) to $229 million. This sales decline was attributed to Stella and related to market driven price decreases on formula priced products reflecting a decrease in the cost of milk in 1997.

The Company's gross profit margin increased to 29.5% in 1997 from 25.6% in 1996 primarily due to productivity improvements attributed to capital projects and higher margins on fixed price products in both Cheese and Bakery Operations as a result of lower commodity costs offset by tighter margins on market priced products in the Company's Cheese Operations.

Selling, distribution, and general and administrative expenses increased $5 million in 1997 to $98 million primarily due to contractual wage and fringe benefit increases in the Bakery Operations and higher rental expense related to additional cafe sites at Boudin Bakeries.

Other expense, net was $4 million in 1997 compared to $3 million in 1996 and consists principally of discount expense on the Company's accounts receivable facility.

As a result of the above factors, net loss from continuing operations decreased to $18 million in 1997 compared to $24 million in 1996.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.


        NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
               NINE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated net sales from continuing operations decreased 3% to $1.169 billion in 1997 compared to $1.211 billion in 1996. Excluding the impact of a divested plant and business line, net sales decreased by $25 million during this period. Net sales of the Bakery Operations decreased $7 million (1%) to $493 million in 1997. The decrease was primarily due to the loss of sales from an operation that was divested in August, 1996, partially offset by price increases taken to partially recover increased ingredient and operating costs and higher cafe sales at Boudin Bakeries. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M, decreased $35 million (5%) to $676 million. Net sales at H&M increased $15 million (11%) due to improved sales volume and favorable commodity prices. Net sales at Stella decreased $50 million (9%) primarily due to market driven price decreases on its formula priced products reflecting a decrease in the cost of milk in 1997.

The Company's gross profit margin increased to 29.0% in 1997 from 26.6% in 1996 primarily due to productivity improvements and favorable commodity price impacts, partially offset by increased rental expense incurred as a result of sale leaseback transactions involving equipment at several of the Company's facilities.

Selling, distribution, and general and administrative expenses increased $6 million (2%) in 1997 to $291 million primarily due to contractual wage and fringe benefit increases offset by a reduction in general and administrative expense principally related to lower costs at the Company's headquarters unit.

Other (income) expense, net was $8 million of expense in 1997 compared to $2 million of income in 1996. The net other income in 1996 results primarily from the excess of replacement cost over book value and lost operating profit included in the insurance claim related to the Stella fire.

As a result of the above factors, net loss from continuing operations decreased to $64 million in 1997 compared to $74 million in 1996.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the third quarter of
1997 totaled $35 million.  The increase in net cash used in
operating activities in 1997 was primarily attributable to the
net increase in the Company's working capital accounts.   Working
capital requirements have increased in 1997 primarily as a result of the lower accounts payable levels resulting from the Company's effort to normalize relations with suppliers, increased accounts receivable resulting from reduced levels of financings through the Company's accounts receivable facility, and a reduction of accrued liabilities. In 1996, cash used by operating activities of $19 million was principally driven by the Company's aggressive working capital management, and substantially offset by lower operating profit and cash expenditures resulting from the Stella fire that had not yet been recovered from the Company's insurance carriers.

Net cash provided by investing activities totaled $5 million in 1997. The activity in 1997 was primarily attributable to the net proceeds from the sale of SFFB, Gai's, and the Illinois restaurant and institutional bakery, offset by increased capital expenditures. In 1996, cash used by investing activities was nominal as the proceeds from the sale-leaseback of equipment and property related proceeds from Stella's insurance claim were offset by capital expenditures.

Net cash used in financing activities amounted to $6 million in 1997 principally due to a decrease in revolving credit borrowings, partially offset by the issuance of redeemable preferred stock. In 1996, cash used by financing activities of $6 million reflected the impact of normal payments on long-term debt, payments of debt issuance costs and the repurchase from former executives of the Company of senior secured debentures and common stock, offset by increased revolving credit borrowings.

Based upon the above, the net decrease in cash in 1997 and 1996 was $36 million and $25 million, respectively.

As of September 30, 1997, the Company had a cash balance of $1 million. Additionally, the Company had borrowed $55 million under its $125 million Revolving Credit Facility on such date. Outstanding letters of credit also reduced available funds under the facility by $19 million at that time. Management believes that these funds along with operating cash flows and net proceeds from asset sales should be adequate to fund the Company's short term obligations, although there can be no assurances that cash flow will be adequate to meet such obligations. Additionally, the Company will also consider refinancing and additional asset sales to address future liquidity and capital structure issues. For example, the Company recently announced that it had retained an investment banking firm to advise it in connection with a potential sale of its Stella Foods subsidiary. In any case, the Company expects that by the year 2000 it will be required to refinance a significant portion of its indebtedness. Other than a potential reduction of indebtedness upon a sale of Stella, the Company has no current refinancing plans.

The Company has been in compliance with the effective financial covenants of the Term Loan Facility and Revolving Credit Facility for all three quarters of 1997. Whether or not Stella is sold, financial covenants for 1998 will need to be amended. Management is currently in discussion with its agent bank regarding this issue and anticipates a satisfactory amendment for 1998.

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



PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

None.


Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.

(b) The Company did not file a report on Form 8-K during the third quarter of 1997.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             SPECIALTY FOODS ACQUISITION CORPORATION
                          (Registrant)


                                   By:


Date:  November 4, 1997            /s/ Robert L. Fishbune
                                   Robert L. Fishbune
                                   Vice President and
                                     Chief Financial Officer



                          EXHIBIT INDEX


Exhibit
Number
Description of Document

27*       Financial Data Schedule


__________

*Filed Herewith.