Form 10-Q
period 1998-03-31
SPECIALTY FOODS ACQUISITION CORP
filed 1998-05-15
CIK 912220

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q



        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended March 31, 1998 Commission File Number 33-68958

                   Specialty Foods Acquisition Corporation

             (Exact name of registrant as specified in its charter)


             State of Delaware                 75-2488183
       (State or other jurisdiction         (I.R.S. Employer
     of incorporation or organization)     Identification No.)


       520 Lake Cook Road, Suite 550, Deerfield, IL 60015
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (847) 405-5300


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X       No




The number of shares outstanding of the Registrant's common stock as of May 15, 1998 was 62,920,885 shares of common stock.

SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES


INDEX

PART I - FINANCIAL INFORMATION                              Page No.
                                                            --------
     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of March 31, 1998 and December 31, 1997               3

     Condensed Consolidated Statements of Operations for
        the three months ended March 31, 1998 and 1997           4

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1998 and 1997                5

     Notes to Financial Statements                             6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS       8-10

PART II - OTHER INFORMATION                                     11

SIGNATURE                                                       11


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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

                  SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                         Condensed Consolidated Balance Sheets
                                    (In thousands)
                                             March 31,       December 31,
                                               1998             1997
                                            ----------       ----------

             Assets                        (unaudited)
Current assets:
  Cash and cash equivalents               $  184,635          $  235,034
  Accounts receivable, net                    22,327              19,163
  Inventories                                 40,186              35,577
  Other current assets                         7,920               7,400
                                          ----------          ----------
          Total current assets               255,068             297,174

Property, plant, and equipment, net          189,488             187,874
Intangible assets, net                        19,864              19,434
Other noncurrent assets                       36,110              28,334
                                          ----------          ----------
           Total assets                   $  500,530          $  532,816
                                          ==========          ==========

      Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt    $    2,880          $    2,847
  Accounts payable                            47,898              51,983
  Accrued expenses                            75,972              85,344
                                          ----------          ----------
          Total current liabilities          126,750             140,174

Long-term debt                             1,145,957           1,134,882
Other noncurrent liabilities                  30,786              30,645
                                          ----------          ----------
          Total liabilities                1,303,493           1,305,701

Redeemable preferred stock                    19,500              19,500

Stockholders' equity                        (822,463)           (792,385)
                                          ----------          ----------
          Total liabilities and
          stockholders' equity            $  500,530          $  532,816
                                          ==========          ==========

See accompanying notes to consolidated financial statements.

                    SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                         Condensed Consolidated Statements of Operations

                                             (Unaudited)
                                  (In thousands, except share data)

                                            Three months ended March 31,
                                            ---------------------------
                                                 1998          1997
                                                -----          -----

Net sales                                    $ 216,687      $ 213,950
Cost of sales                                  117,846        121,237
                                             ---------      ---------
        Gross profit                            98,841         92,713

Operating expenses:
     Selling, distribution, general and
            administrative                      96,126         90,386
     Amortization of intangibles                   342            345
                                             ---------      ---------
        Total operating expenses                96,468         90,731
                                             ---------      ---------

        Operating profit                         2,373          1,982

Other expenses:
    Interest expense, net                       31,413         33,238
    Other expense, net                             990          1,295
                                             ---------      ---------
        Loss before income taxes               (30,030)       (32,551)

Provision for income taxes                          47            208
                                             ---------      ---------
        Loss from continuing operations        (30,077)       (32,759)

Discontinued operations:
    Net income                                       -          2,684
    Gain (loss) on disposal, net                     -            331
                                             ---------      ---------
                                                     -          3,015
                                             ---------      ---------

       Net loss                              $ (30,077)     $ (29,744)
                                             =========      =========


 Earnings (loss) per share:
  From continuing operations                 $    (.47)     $    (.52)
  From discontinued operations                       -            .05
                                             ---------      ---------
  Net loss                                   $    (.47)     $    (.47)
                                             =========      =========
  Weighted average shares outstanding           62,769         63,278
                                             =========      =========

See accompanying notes to condensed financial statements.

                 SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Statements of Cash Flows

                                      (Unaudited)
                                     (In thousands)


                                             Three months ended March 31,
                                             ---------------------------
                                                   1998           1997
                                                  -----          -----
Cash flows from operating activities:
 Loss from continuing operations             $  (30,077)      $  (32,759)
 Adjustments to reconcile to net cash
  from continuing operating activities
       Depreciation and amortization              6,467            5,863
       Debt issuance cost amortization            1,469            1,530
       Accretion of interest                     11,617           10,402
       Changes in operating assets and
        liabilities, net of effects from
        businesses acquired or sold:            (21,505)         (22,388)
                                              ---------        ---------
          Net cash used by
            continuing operations               (32,029)         (37,352)

Cash flows from investing activities:
 Proceeds from divestiture of businesses              -           51,592
 Capital expenditures                            (7,822)          (5,697)
 Other                                             (797)            (701)
                                              ---------        ---------
          Net cash (used) provided by
            investing activities                 (8,619)          45,194

Cash flows from financing activities:
 Increase (decrease) in revolving credit              -          (21,400)
 Refinancing costs                               (9,267)              -
 Other                                             (484)            (47)
                                              ----------      ----------
          Net cash used by
            financing activities                 (9,751)         (21,447)

Decrease in cash and cash equivalent            (50,399)         (13,605)
Cash - beginning of period                      235,034           49,146
                                             ----------       ----------
Cash - end of period                         $  184,635       $   35,541
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

       These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 1997 included in the annual report filed on Form 10-K and any reports on Form 8-K filed during the quarter. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

       Certain amounts in the 1997 financial statements have been reclassified to conform to the manner in which the 1998 financial statements have been presented.


   NOTE 2 - Inventories

       The components of inventories are as follows:

                                         March 31,     December 31,
                                            1998           1997
                                        ---------       ---------
                                             (In thousands)

        Raw materials and packaging    $  14,382        $  14,026
        Work in progress                   1,810            1,857
        Finished goods                    21,792           17,340
        Other                              2,202            2,354
                                       ---------        ---------
                                       $  40,186        $  35,577
                                       =========        =========


       Inventories are stated at the lower of cost or market.
       Cost is determined principally by the first-in first-out
       ("FIFO") method.

   NOTE 3 - Revolving Credit, Term Loan, and Accounts Receivable
       Facilities

       During March 1998, the Company refinanced its Revolving
       Credit Facility ("Revolver") and Term Loan Facility
       ("Term Loan") with a new syndicate of financial
       institutions.  Both facilities mature on January 31,
       2000.  The amount available under these facilities is the
       same as the previous facilities which totaled $125
       million for the Revolver and $174 million for the Term
       Loan.   Proceeds from these facilities can be used to
       finance working capital requirements and are available for other purposes, including acquisitions.
       Additionally, the Company refinanced its Accounts
       Receivable Facility on March 31, 1998. Under the terms of the new facility, the maximum amount of eligible receivables that would be sold to the facility is $75 million. The amount outstanding under this facility varies based upon the level of eligible receivables and advance rate factors. This Accounts Receivable Facility has a final maturity date of January 31, 2000 and begins to amortize on December 15, 1999.


   NOTE 4 - Discontinued Operations

       Discontinued operations relate to the divestiture of certain operating companies during 1997.
       These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No.
       30. Operating results for these businesses, including revenues of $222 million for the quarter ended March 31, 1997, have been classified as discontinued operations in the Consolidated Statement of Operations. No interest expense has been allocated to discontinued operations.

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

Results of Operations

     COMPARISON OF FIRST QUARTER 1998 TO FIRST QUARTER 1997

Consolidated net sales from continuing operations increased 2% to $217 million in 1998 compared to $214 million in 1997. Net sales of the Bakery Operations increased $7 million (5%) to $171 million in 1998. The increase was primarily due to volume increases at Metz and Mother's, partially offset by lower cafe sales at Boudin Bakeries. Net sales of the Meat Operations decreased $4 million (8%) to $46 million due to lower sales volume and market driven price decreases on its formula priced products reflecting a decrease in beef and pork commodity prices.

The Company's gross profit margin increased to 45.6% in 1998 from 43.3% in 1997 primarily due to increased volume, production efficiencies, and a favorable sales mix shift at Mother's.

Selling, distribution, and general and administrative expenses increased $6 million (6%) in 1998 to $96 million. Selling and distribution expense increased due to costs associated with the increased volume at Metz and Mother's and contractual wage and fringe benefit increases.

Interest expense, net in 1998 decreased $2 million to $31 million from $33 million in 1997. The decrease is primarily due to the paydown of the Revolver and interest earned on cash equivalents.

Other expense, net was $1 million of expense in 1998 and 1997 and consists principally of discount expense on the Company's
Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations decreased to $30 million in 1998 compared to $33 million in 1997.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the three months ended March 31, 1998 and 1997 is calculated as follows:


                                      Three months ended March 31,
                                           1998        1997
                                          -----       -----
                                            (In thousands)

Operating Profit                       $  2,373    $  1,982
Depreciation and amortization             6,467       5,863
                                       --------    --------
                                       $  8,840    $  7,845
                                       ========    ========

Liquidity and Capital Resources

The Company's Revolving Credit Facility ("Revolver") and Term Loan Facility ("Term Loan") were refinanced in March 1998 with a new syndicate of financial institutions. The amount available under these facilities is the same as the previous facilities, which totaled $125 million for the Revolver and $174 million for the Term Loan. Both facilities mature on January 31, 2000. Additionally, the Company refinanced its Accounts Receivable Facility on March 31, 1998. Under the terms of the new facility, the maximum amount of eligible receivables that would be sold to the facility is $75 million. The amount outstanding under this facility varies based upon the level of eligible receivables and advance rate factors.

Net cash used in operating activities during the three months ended March 31, 1998 totaled $32 million compared to $37 million during the same period in 1997. The decrease in net cash used in operating activities in 1998 was primarily attributable to improved operating results and decreased working capital requirements.

Net cash used by investing activities totaled $9 million in 1998 and was principally due to capital expenditures. In 1997, net cash provided by investing activities of $45 million was primarily attributable to the net proceeds from the sale of divested businesses, offset by capital expenditures.

Net cash used in financing activities amounted to $10 million in 1998 and was principally due to payments of debt refinancing costs and normal payments on long-term debt. In 1997, cash used by financing activities of $21 million was primarily attributable to a decrease in revolving credit borrowings.

Based upon the above, the net decrease in cash in 1998 and 1997 was $50 million and $14 million, respectively.

During 1998, the Company currently anticipates purchasing certain of its leased fleet and production equipment which is currently subject to off-balance-sheet lease financing. The cost of purchasing these leased assets is approximately $35 million. This transaction will restore the assets to the Company's balance sheet and relieve the Company of the corresponding obligation.
On May 1, 1998, the Company purchased the initial tranche of leased assets totaling $15 million.

As of March 31, 1998, the Company had a cash balance of $185 million and has no borrowings under its $125 million Revolving
Credit Facility. Outstanding letters of credit of $8 million as of March 31, 1998 reduce available funds under the facility.
Management believes that these funds along with operating cash flows should be adequate to fund the Company's short term obligations, as well as fund a level of capital expenditures, lease repurchases, and acquisitions necessary to satisfy on or before the date due any remaining portion of the Company's existing asset sale reinvestment obligations under its debt instruments. However, there can be no assurances that available funds will be adequate to meet such needs. Additionally, the Company will also consider refinancing and additional asset sales to address future liquidity and capital structure issues. The
Company expects that by the year 2000 it will be required to refinance a significant portion of its indebtedness.

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.

(b) The Company filed Report on Form 8-K Announcing the
Commitment of the New Senior Credit Facility on February 16,
1998.


Item 8:  Submission of Matters to a Vote of Security Holders

None.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SPECIALTY FOODS ACQUISITION CORPORATION
(Registrant)


                                   By:


Date:  May 15, 1998                /s/ Robert L. Fishbune
                                   Robert L. Fishbune
                                   Vice President and Chief
                                     Financial Officer


EXHIBIT INDEX


Exhibit
Number     Description of Document
------    ------------------------
10.78* Series 1998-1 Certificate Purchase Agreement, dated as of March 31, 1998, by and among SFFC, SFC, as Master
          Servicer and Bankers Trust Company, as Agent.

10.79* Series 1998-1 Supplement, dated as March 31, 1998, to the Pooling Agreement, dated as of November 16, 1994, by and among SFFC, SFC, as Master Servicer, and Chase Manhattan Bank, as Trustee.

10.80*    SFC Master Trust Amendment No. 5 to each of the Pooling
          Agreement and Receivables Sale Agreement and Amendment
          No. 1 to the Servicing Agreement.

10.81* Amendment to Series 1998-1 Supplement, Dated as of March 31, 1998, by and among SFFC, SFC, as Master Servicer, Chase Manhattan Bank, as Trustee, and Bankers Trust, as the sole VFC Certificateholder under that certain Certificate Purchase Agreement.

10.82* Performance Guaranty, dated as of March 31, 1998, by and among SFC, as Master Servicer in favor of SFFC.

27*       Financial Data Schedule



*Filed Herewith.