Form 10-Q
period 1998-06-30
SPECIALTY FOODS ACQUISITION CORP
filed 1998-08-14
CIK 912220

10
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended June 30, 1998 Commission File Number 33-68958

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

        Yes      X       No




       The number of shares outstanding of the Registrant's common stock as of July 31, 1998 was 62,768,000 shares of common stock.

SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES


INDEX


PART I - FINANCIAL INFORMATION                                  Page No.
                                                               ----------
     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of June 30, 1998 and December 31, 1997                    3

     Condensed Consolidated Statements of Operations for
        the three- and six-month periods
        ended June 30, 1998 and 1997                                 4

     Condensed Consolidated Statements of Cash Flows for
        the six-month periods ended June 30, 1998 and 1997           5

     Notes to Financial Statements                                 6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8-10

PART II - OTHER INFORMATION                                         11

SIGNATURE                                                           12



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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION


               SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheets

                                  ($ In thousands)

                                           June 30,     December 31,
                                            1998            1997
                                         ----------     ----------
                                         (unaudited)

Assets

Current assets:
  Cash and cash equivalents              $  148,637      $  235,034
  Accounts receivable, net                   21,130          19,163
  Inventories                                41,654          35,577
  Other current assets                       10,222           7,400
                                         ----------      ----------
          Total current assets              221,643         297,174

Property, plant, and equipment, net         216,207         187,874
Intangible assets, net                       19,696          19,434
Other noncurrent assets                      35,577          28,334
                                         ----------      ----------
          Total assets                   $  493,123      $  532,816
                                         ==========      ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt   $    2,662      $    2,847
  Accounts payable                           45,558          51,983
  Accrued expenses                           83,284          85,344
                                         ----------      ----------
          Total current liabilities         131,504         140,174

Long-term debt                            1,156,861       1,134,882
Other noncurrent liabilities                 29,528          30,645
                                         ----------      ----------
          Total liabilities               1,317,893       1,305,701

Redeemable preferred stock                   19,500          19,500

Stockholders' equity                       (844,270)       (792,385)
                                         ----------      ----------
          Total liabilities and
            Stockholders' equity         $  493,123      $  532,816
                                         ==========      ==========



See accompanying notes to condensed consolidated financial statements.


                 SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                        Condensed Consolidated Statements of Operations

                                         (Unaudited)
                               ($ In thousands, except share data)

                            Three months ended June 30,     Six months ended June 30,
                            --------------------------------------------------------
                                 1998         1997                1998         1997
                                 ----         ----                ----         ----
Net sales                       $ 229,314    $ 227,199           $ 446,001    $ 441,149
Cost of sales                     120,671      123,941             238,517      245,178
                                ---------    ---------           ---------    ---------
     Gross profit                 108,643      103,258             207,484      195,971
                                ---------    ---------           ---------    ---------

Operating expenses:
 Selling, distribution,
  general and administrative       96,900       90,935              193,026     181,321
 Amortization of intangibles          372          345                  714         690
                                ---------    ---------            ---------   ---------
     Total operating expenses      97,272       91,280              193,740     182,011
                                ---------    ---------            ---------   ---------

     Operating profit              11,371       11,978               13,744      13,960

Other expenses:
 Interest expense, net             32,565       33,616               63,978      66,854
 Other expense, net                   628        1,778                1,618       3,073
                                ---------    ---------            ---------   ---------
     Loss before income taxes     (21,822)     (23,416)             (51,852)    (55,967)

Provision (Benefit) for
 income taxes                         (17)         190                   30         398
                                ---------    ---------            ---------   ---------
     Loss from continuing
          operations              (21,805)     (23,606)             (51,882)    (56,365)


Discontinued operations:
  Net income                            -        5,604                    -       8,288
  Loss on disposal, net                 -       (5,699)                   -      (5,368)
                                ---------    ---------            ---------   ---------
                                        -          (95)                   -       2,920


          Net loss              $ (21,805)   $ (23,701)           $ (51,882)  $ (53,445)
                                =========    =========            =========   =========


Earnings (loss) per share:
  From continuing operations    $    (.35)   $    (.38)            $   (.83)   $    (.90)
  From discontinued operations          -            -                    -          .05
                                ---------    ---------            ---------   ---------
      Net loss                  $    (.35)        (.38)                (.83)        (.85)
                                =========    =========            =========   =========
      Weighted average shares
            outstanding            62,768       63,130               62,768       63,204
                                =========    =========            =========   =========


See accompanying notes to condensed consolidated financial statements.

                      SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                              Condensed Consolidated Statements of Cash Flows

                                                   (Unaudited)
                                                ($ In thousands)

                                           Six months ended June 30,
                                         ------------------------------
                                                1998            1997
                                             ----------     ----------
Cash flows from operating activities:
 Loss from continuing operations            $  (51,882)     $  (56,365)
 Adjustments to reconcile to net cash
   from continuing operating activities
       Depreciation and amortization            13,728          11,774
       Debt issuance cost amortization           4,294           3,060
       Accretion of interest                    23,578          21,120
       Changes in operating assets and
        liabilities, net of effects from
        businesses acquired or sold            (18,438)        (39,768)
                                            ----------      ----------
       Net cash used by continuing
        operating activities                   (28,720)        (60,179)
       Net cash used by discontinued
        operations                                   -          (2,456)
                                            ----------      ----------
           Net cash used by operations         (28,720)        (62,635)


Cash flows from investing activities:
 Proceeds from divestitures of businesses            -           51,567
 Capital expenditures                          (44,250)         (16,955)
 Other                                            (790)            (297)
                                            ----------        ----------
          Net cash provided (used)
           by investing activities             (45,040)          34,315


Cash flows from financing activities:
 Increase (decrease) in revolving credit             -          (35,500)
 Issuance of preferred stock and warrants            -           19,500
 Refinancing costs                             (11,469)               -
 Payments on long-term debt                     (1,168)          (2,066)
 Other                                               -             (200)
                                            ----------        ----------
          Net cash used by
            financing activities               (12,637)         (18,266)


Decrease in cash and cash equivalents          (86,397)         (46,586)
Cash - beginning of period                     235,034           49,147
                                            ----------        ----------
Cash - end of period                        $  148,637        $   2,561
                                            ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                    Notes to Condensed Consolidated Financial Statements

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

       These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 1997 included in the annual report filed on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

       Certain amounts in the 1997 financial statements have been reclassified to conform to the manner in which the 1998 financial statements have been presented.


   NOTE 2 - Inventories

       The components of inventories are as follows:

                                          June 30,    December 31,
                                            1998         1997
                                        ----------    ----------
        Raw materials and packaging     $   14,583    $   14,026
        Work in progress                     1,610         1,857
        Finished goods                      23,089        17,340
        Other                                2,372         2,354
                                        ----------    ----------
                                        $   41,654    $   35,577
                                        ==========    ==========


       Inventories are stated at the lower of cost or market.
       Cost is determined principally by the first-in first-out
       ("FIFO") method.

   NOTE 3 - Discontinued Operations

       Discontinued operations relate to the divestiture of certain operating companies during 1997.
       These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No.
       30. Operating results for these businesses, including revenues of $176 million and $408 million for the quarter ended and the six month period ended June 30, 1997, respectively, have been classified as discontinued operations in the Consolidated Statement of Operations. No interest expense has been allocated to discontinued operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


Seasonality

The Company's businesses are moderately seasonal with lower sales, operating profit, and cash flows generally occurring in the first quarter of the year. This seasonality is due primarily to higher bread and cookie sales in the summer months, as well as the winter holiday season.


Results of Operations

COMPARISON OF SECOND QUARTER 1998 TO SECOND QUARTER 1997

Consolidated net sales from continuing operations increased 1% to $229.3 million in 1998 compared to $227.2 million in 1997. Net sales of the Bakery Operations increased $8.4 million (5%) to $186.3 million in 1998. The increase was primarily due to volume increases at Metz and Mother's. Net sales of the Meat Operations decreased $6.3 million (13%) to $43.0 million due to lower sales volume and market driven price decreases on its formula priced products reflecting a decrease in beef and pork commodity prices.

The Company's gross profit margin percentage increased to 47.4% in 1998 from 45.4% in 1997 primarily due to increased volume, production efficiencies, a favorable sales mix shift at Mother's and lower flour costs.

Selling, distribution, and general and administrative expenses increased $6.0 million (7%) in 1998 to $96.9 million. This increase is principally related to costs associated with contractual wage and fringe benefit increases, higher advertising and promotion costs, and distribution expense at Metz due to new business volume.

Interest expense, net in 1998 decreased $1.0 million to $32.6 million from $33.6 million in 1997. The decrease is primarily due to the paydown of the Revolver and interest earned on cash equivalents.

Other expense, net decreased to $0.6 million in 1998 compared to $1.8 million in 1997 and consists principally of discount expense on the Company's Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations decreased to $21.8 million in 1998 compared to $23.6 million in 1997.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Consolidated net sales from continuing operations increased 1% to $446.0 million in 1998 compared to $441.1 million in 1997. Net sales of the Bakery Operations increased $15.1 million (4%) to $357.2 million in 1998. The increase was primarily due to volume increases at Metz and Mother's. Net sales of the Meat Operations decreased $10.3 million (10%) to $88.8 million due to lower sales volume and market driven price decreases on its formula priced products reflecting a decrease in beef and pork commodity prices.

The Company's gross profit margin percentage increased to 46.5% in 1998 from 44.4% in 1997 primarily due to increased volume, production efficiencies, a favorable sales mix shift at Mother's and lower flour costs.

Selling, distribution, and general and administrative expenses increased $11.7 million (6%) in 1998 to $193.0 million. This increase is principally related to costs associated with contractual wage and fringe benefit increases, higher advertising and promotion costs, and higher distribution expense at Metz due to new business volume.

Interest expense, net in 1998 decreased $2.9 million to $64.0 million from $66.9 million in 1997. The decrease is primarily due to the paydown of the Revolver and interest earned on cash equivalents.

Other expense, net decreased to $1.6 million in 1998 compared to $3.1 million in 1997 and consists principally of discount expense on the Company's Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations decreased to $51.9 million in 1998 compared to $56.4 million in 1997.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the three and six-month periods ended June 30, 1998 and 1997 is calculated as follows:


                              Three Months Ended        Six Months Ended
                                   June 30,                June 30,
                                1998       1997          1998      1997
                                -----------------------------------------
                                          (In Millions)

Operating Profit                $ 11.4     $ 12.0       $ 13.8    $ 14.0
Depreciation and amortization      7.2        5.9         13.7      11.7
                                ------     ------       ------    ------

EBITDA                          $ 18.6     $ 17.9       $ 27.5    $ 25.7
                                ======     ======       ======    ======

Liquidity and Capital Resources

Net cash used in operating activities totaled $28.7 million in 1998. The $18.4 million use of cash for changes in operating assets and liabilities included increased inventories of $6.1 million for seasonal inventory build and $6.4 million for reductions in accounts payable as the Company took advantage of certain cash discount opportunities. In 1997, cash used by operating activities of $62.6 million was principally driven by increased working capital requirements, including higher levels of receivables and inventories and reductions in accounts payable and accrued expenses.

Net cash used by investing activities totaled $45.0 million in 1998. The activity in 1998 was primarily attributable to the Company purchasing $19.5 million of fleet and production equipment previously leased and planned capital expenditures. In 1997, net cash provided by investing activities of $34.3 million was primarily attributable to the net proceeds from the sale of divested businesses, offset by capital expenditures.

Net cash used in financing activities amounted to $12.6 million in 1998 principally due to refinancing costs and scheduled payments on long-term debt. In 1997, net cash used by financing activities of $18.3 million was primarily attributable to a decrease in revolving credit borrowings, partially offset by the issuance of preferred stock.

Based upon the above, the net decrease in cash in 1998 and 1997 was $86.4 million and $46.6 million, respectively.

As of June 30, 1998, Specialty Foods Corporation (SFC) had a cash balance of $149 million and has no borrowings under its $125 million Revolving Credit Facility. Outstanding letters of credit of $7 million as of June 30, 1998 reduce available funds under the facility.
Management believes that these funds along with operating cash flows should be adequate to fund the Company's short-term obligations and its 360-day asset sale reinvestment obligations stemming from the December 5, 1997 sale of Stella Foods, Inc.
However, there can be no assurance that available funds will be adequate to meet such needs. Additionally, SFAC's ability to meet its cash debt service obligations is dependent upon cash dividends from SFC. Currently, due to covenant restrictions, SFC is unable to make such dividends. By the year 2000, the Company's ability to meet its cash debt service requirements will be dependent upon either refinancing a significant portion of its indebtedness or additional asset sales.

PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 14, 1998 in Deerfield, Illinois. The stockholders of the
Company took the following actions at the annual meeting:

1. The stockholders elected the following directors of the Company to serve for the term expiring on the date of the next annual meeting or until their respective successors are duly elected and qualified:
     Messrs. Thomas J. Baldwin, Lawrence S. Benjamin, J. Taylor Crandall, Charles J. Delaney, Daniel L. Doctoroff, Robert B. Haas, Jerry M. Meyer, Andrew J. Nathanson, David G. Offensend, Marc A. Particelli, Anthony P. Scotto and Douglas
     D. Wheat. An aggregate of 48,148,300 shares were cast in favor of the election of each of the directors: none were cast against.

2. The stockholders ratified and approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the Company's 1998 fiscal year. An aggregate of 48,148,300 shares were cast in favor of the action: none were cast against.


Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.

(b) The Company did not file a report on Form 8-K during the second quarter of 1998.

                       SIGNATURE
                       ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  SPECIALTY FOODS ACQUISITION CORPORATION
                  ---------------------------------------
                               (Registrant)
                               ------------

                                   By:


Date:  August 14, 1998             /s/ Robert L. Fishbune
                                   Robert L. Fishbune
                                   Vice President and Chief
                                       Financial Officer





EXHIBIT INDEX


Exhibit
Number    Description of Document
------    -----------------------

27*       Financial Data Schedule


___________


*Filed Herewith.