Form 10-Q
period 1998-09-30
SPECIALTY FOODS ACQUISITION CORP
filed 1998-10-22
CIK 912220

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q



        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended September 30, 1998 Commission File Number 33-68958
                  --------------------                       ---------

             Specialty Foods Acquisition Corporation
            ------------------------------------------
     (Exact name of registrant as specified in its charter)


          State of Delaware                 75-2488183
         -----------------------------------------------
       (State or other jurisdiction       (I.R.S. Employer
     of incorporation or organization)     Identification No.)


       520 Lake Cook Road, Suite 550, Deerfield, IL 60015
--------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code (847) 405-5300
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X       No
                             ------        --------



The number of shares outstanding of the Registrant's common stock as of October 13, 1998 was 62,768,000 shares of common stock.

            SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES


                                   INDEX
                                   -----



PART I - FINANCIAL INFORMATION                        Page No.
                                                      ---------
     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of September 30, 1998 and December 31, 1997        3

     Condensed Consolidated Statements of Operations for
        the three- and nine-month periods
        ended September 30, 1998 and 1997                     4

     Condensed Consolidated Statements of Cash Flows for
        the nine-month periods ended
        September 30, 1998 and 1997                           5

     Notes to Financial Statements                          6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    8-11

PART II - OTHER INFORMATION                                  11

SIGNATURE                                                    12







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

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION


            SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheets

                                  ($ In thousands)

                                            September 30,      December 31,
                                                1998               1997
                                              --------           --------
             Assets                         (unaudited)

Current assets:
  Cash and cash equivalents                 $  104,353         $  235,034
  Accounts receivable, net                      20,914             19,163
  Inventories                                   45,109             35,577
  Other current assets                           9,319              7,400
                                              --------           --------
          Total current assets                 179,695            297,174

Property, plant, and equipment, net            239,486            187,874
Intangible assets, net                          20,983             19,434
Other noncurrent assets                         33,503             28,334
                                              --------           --------

          Total assets                      $  473,667         $  532,816
                                              ========           ========

Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt       $   3,831         $   2,847
  Accounts payable                              45,521            51,983
  Accrued expenses                              70,778            85,344
                                              --------         ---------

          Total current liabilities            120,130           140,174

Long-term debt                               1,167,021         1,134,882
Other noncurrent liabilities                    29,303            30,645
                                             ---------         ---------

          Total liabilities                  1,316,454         1,305,701

Redeemable preferred stock                      19,500            19,500

Stockholders' equity                          (862,287)         (792,385)
                                             ---------         ---------
     Total liabilities and
            stockholders' equity            $  473,667        $  532,816
                                             =========         =========


See accompanying notes to condensed consolidated financial statements.


            SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Operations

                                   (Unaudited)
                       ($ In thousands, except share data)

                             Three months ended September 30,   Nine months ended September 30,
                             ------------------------------------------------------------------
                                      1998         1997          1998         1997
                                      ----         ----          ----         ----

Net sales                        $  229,670   $  237,982    $  675,671   $  679,131
Cost of sales                       120,554      130,448       359,071      375,626
                                 ----------   ----------    ----------   ----------
           Gross profit             109,116      107,534       316,600      303,505
                                 ----------   ----------    ----------   ----------

Operating expenses:
 Selling, distribution,
   general and administrative        92,309       94,795       285,335      276,116
 Amortization of intangibles            356          346         1,070        1,036
                                  ---------    ---------     ---------    ---------
    Total operating expenses         92,665       95,141       286,405      277,152
                                  ---------    ---------     ---------    ---------

       Operating profit              16,451       12,393        30,195       26,353

Other expenses:
 Interest expense, net               33,918       34,187        97,896      101,041
 Other expense, net                     857          893         2,475        3,966
                                  ---------    ---------      --------    ---------
   Loss before income taxes         (18,324)     (22,687)      (70,176)     (78,654)

Provision (benefit) for
     income taxes                      (307)         368          (277)         766
                                  ---------    ---------     ---------    ---------
 Loss from continuing operations    (18,017)     (23,055)      (69,899)     (79,420)


Discontinued operations:
 Net income                               -        4,297             -       12,585
 Gain (loss) on disposal, net             -           31             -       (5,337)
                                  ---------    ---------     ---------    ---------

                                          -        4,328             -        7,248
                                  ---------    ---------     ---------    ---------

           Net loss              $  (18,017)  $  (18,727)   $  (69,899)  $  (72,172)
                                  =========    =========     =========    =========



Earnings (loss) per share:
 From continuing operations      $     (.29)  $     (.37)   $    (1.11)  $    (1.25)
 From discontinued operations             -          .07             -          .11
                                  ---------    ---------     ---------    ---------
           Net loss              $     (.29)        (.30)        (1.11)       (1.14)
                                  =========    =========     =========    =========
 Weighted average shares
       outstanding                   62,768       62,921        62,768       63,110
                                  =========    =========     =========    =========


See accompanying notes to condensed consolidated financial statements.

              SPECIALTY FOODS ACQUISITION CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Statements of Cash Flows

                                       (Unaudited)
                                    ($ In thousands)

                                         Nine months ended September 30,
                                       ----------------------------------
                                                  1998           1997
                                                 -----          -----

Cash flows from operating activities:
 Loss from continuing operations           $   (69,899)   $   (79,420)
 Adjustments to reconcile to net cash
   from continuing operating activities
     Depreciation and amortization              21,344         17,851
     Debt issuance cost amortization             7,211          4,590
     Accretion of interest                      35,906         31,889
     Changes in operating assets and
      liabilities, net of effects from
      businesses acquired or sold              (34,927)       (56,514)
                                            ----------     ----------
      Net cash used by continuing
          operating activities                 (40,365)       (81,604)
      Net cash provided by
          discontinued operations                    -         11,568
                                            ----------     ----------

         Net cash used by operations           (40,365)       (70,036)

Cash flows from investing activities:
 Proceeds from divestitures of businesses            -         55,785
 Capital expenditures                          (72,465)       (28,868)
 Other                                          (3,963)           (21)
                                            ----------     ----------
          Net cash provided (used) by
            investing activities               (76,428)        26,896

Cash flows from financing activities:
 Decrease in revolving credit                        -        (22,900)
 Issuance of preferred stock and warrants            -         19,500
 Refinancing costs                             (11,862)             -
 Payments on long-term debt                     (2,026)        (2,604)
 Other                                               -          1,177
                                            ----------     ----------
          Net cash used by
            financing activities               (13,888)        (4,827)

Decrease in cash and cash equivalents         (130,681)       (47,967)
Cash - beginning of period                     235,034         49,147
                                            ----------     ----------
Cash - end of period                      $    104,353    $     1,180
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


   NOTE 2 - Inventories

       The components of inventories are as follows:


                                     September 30,   December 31,
                                          1998          1997
                                          ----          ----
        Raw materials and packaging    $  16,747     $  14,026
        Work in progress                   1,919         1,857
        Finished goods                    24,232        17,340
        Other                              2,211         2,354
                                        --------      --------
                                       $  45,109     $  35,577
                                        ========      ========



       Inventories are stated at the lower of cost or market.
       Cost is determined principally by the first-in first-out
       ("FIFO") method.

   NOTE 3 - Discontinued Operations

       Discontinued operations relate to the divestiture of certain operating companies during 1997.
       These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No.
       30. Operating results for these businesses, including revenues of $170 million and $578 million for the quarter ended and the nine month period ended September 30, 1997, respectively, have been classified as discontinued operations in the Consolidated Statement of Operations. No interest expense has been allocated to discontinued operations.


   NOTE 4  -  Subsequent Events

       In a press release dated October 14, 1998, the Company announced that it had signed definitive agreements to acquire two bakery companies, which would represent, in the aggregate, an investment of over $100 million. Consummation of certain of these transactions is subject to customary closing conditions, including the obtaining of all required approvals from governmental regulatory agencies and, in the case of one acquisition, review by its subsidiary Specialty Foods
       Corporation  (SFC) of completed disclosure schedules.

       Also on that date, the Company and its subsidiary SFC announced exchange offers for their publicly held debt. The offers are to exchange existing debt of SFC and SFAC for new debt securities of two new intermediate holding companies. Upon consummation, the exchanges will result in the postponement of the cash pay interest dates and the extension of the maturity date of SFAC's 13% Senior Secured Discount Debentures. In addition, SFC is seeking the consent of its term loan and revolving credit lenders to amend existing agreements to conform to the new holding company structure. Upon consummation of the exchange offers, the Company will write-off approximately $19.1 million of deferred debt issuance costs. The exchange offers are subject to certain conditions described in the exchange offers.

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

Results of Operations

         COMPARISON OF THIRD QUARTER 1998 TO THIRD QUARTER 1997

Consolidated net sales from continuing operations decreased 3% to $229.7 million in 1998 compared to $238.0 million in 1997. Net sales of the Bakery Operations decreased $1.1 million (1%) to $185.8 million in 1998 due to pricing, product and customer mix at Mother's. Net sales of the Meat Operations decreased $7.2 million (14%) to $43.9 million due to lower sales volume and market driven price decreases on its formula priced products reflecting a decrease in beef and pork commodity prices.

The Company's gross profit margin percentage increased to 47.5% in 1998 from 45.1% in 1997 primarily due to production efficiencies, a favorable sales mix shift at Mother's and lower flour costs.

Selling, distribution, and general and administrative expenses decreased $2.5 million (2.6%) in 1998 to $92.3 million. This decrease is principally related to lower promotional and distribution costs in the Bakery Operations.

Interest expense, net in 1998 decreased $0.3 million to $33.9 million from $34.2 million in 1997. The decrease is primarily due to the paydown of the Revolver and interest earned on cash equivalents, offset by a higher interest rate on the senior secured debt.

Other expense, net of $0.9 million in 1998 was consistent with 1997 and consists principally of discount expense on the Company's Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations decreased to $18.0 million in 1998 compared to $23.1 million in 1997.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.


              NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                   NINE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated net sales from continuing operations decreased 1% to $675.7 million in 1998 compared to $679.1 million in 1997. Net sales of the Bakery Operations increased $14.0 million (3%) to $543.0 million in 1998. The increase was primarily due to volume increases at Metz. Net sales of the Meat Operations decreased $17.4 million (12%) to $132.7 million due to lower sales volume and market driven price decreases on its formula priced products reflecting a decrease in beef and pork commodity prices.

The Company's gross profit margin percentage increased to 46.8% in 1998 from 44.6% in 1997 primarily due to increased volume, production efficiencies, a favorable sales mix shift at Mother's and lower flour costs.

Selling, distribution, and general and administrative expenses increased $9.2 million (3%) in 1998 to $285.3 million. This increase is principally related to costs associated with contractual wage and fringe benefit increases, higher advertising and promotion costs, and higher distribution expense at Metz due to new business volume.

Interest expense, net in 1998 decreased $3.1 million to $97.9 million from $101.0 million in 1997. The decrease is primarily due to the paydown of the Revolver and interest earned on cash equivalents, offset by a higher interest rate on the senior secured debt.

Other expense, net decreased to $2.5 million in 1998 compared to $4.0 million in 1997 and consists principally of discount expense on the Company's Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations decreased to $69.9 million in 1998 compared to $79.4 million in 1997.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the three and nine-month periods ended September 30, 1998 and 1997 is calculated as follows:


                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                                 1998      1997             1998       1997
                           ------------------------------------------------
                                               (In Millions)

Operating Profit               $  16.5    $  12.4           $  30.2   $  26.4
Depreciation and amortization      7.6        6.1              21.4      17.9
                                ------    -------           -------    ------

EBITDA                         $  24.1    $  18.5           $  51.6   $  44.3
                                ======    =======           =======    =======

Liquidity and Capital Resources

Net cash used in operating activities totaled $40.4 million in 1998. The $34.9 million use of cash for changes in operating assets and liabilities included increased inventories of $9.5 million for seasonal inventory build, a reduction in accrued expenses of $14.6 million which is impacted by the timing of interest payments, and $6.5 million for reductions in accounts payable as the Company took advantage of certain cash discount opportunities. In 1997, cash used by operating activities of $70.0 million was principally driven by increased working capital requirements, including higher levels of receivables and inventories and reductions in accounts payable and accrued expenses.

Net cash used by investing activities totaled $76.4 million in 1998. The activity in 1998 was primarily attributable to the Company purchasing $35.0 million of fleet and production equipment previously leased and planned capital expenditures. In 1997, net cash provided by investing activities of $26.9 million was primarily attributable to the net proceeds from the sale of divested businesses, offset by capital expenditures.

Net cash used in financing activities amounted to $13.9 million in 1998 principally due to refinancing costs and scheduled payments on long-term debt. In 1997, net cash used by financing activities of $4.8 million was primarily attributable to a decrease in revolving credit borrowings, partially offset by the issuance of preferred stock.

Based upon the above, the net decrease in cash in 1998 and 1997 was $130.7 million and $48.0 million, respectively.

As of September 30, 1998, Specialty Foods Corporation (SFC) had a cash balance of $104 million and has no borrowings under its $125 million Revolving Credit Facility. Outstanding letters of credit of $9 million as of September 30, 1998 reduce available funds under the facility. Management believes that these funds along with operating cash flows should be adequate to fund the Company's short-term obligations and its 360-day asset sale reinvestment obligations stemming from the December 5, 1997 sale of Stella Foods, Inc. However, there can be no assurance that available funds will be adequate to meet such needs. Additionally, SFAC's ability to meet its cash debt service obligations is dependent upon cash dividends from SFC.
Currently, due to covenant restrictions, SFC is unable to make such dividends. By the year 2000, the Company's ability to meet its cash debt service requirements will be dependent upon either refinancing a significant portion of its indebtedness or additional asset sales.

In a press release dated October 14, 1998, the Company and its subsidiary SFC announced exchange offers for their publicly held debt. The offers are to exchange existing debt of SFC and SFAC for new debt securities of two new intermediate holding companies. Upon consummation, the exchanges will result in the postponement of the cash pay interest dates and the extension of the maturity date of SFAC's 13% Senior Secured Discount Debentures.
In addition, SFC is seeking the consent of its term loan and revolving credit lenders to amend existing agreements to conform to the new holding company structure. The exchange offers are subject to certain conditions described in the exchange offers.

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


PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

None.


Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.

(b) The Company did not file a report on Form 8-K during the third quarter of 1998.

                         SIGNATURE
                        -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           SPECIALTY FOODS ACQUISITION CORPORATION
           ----------------------------------------
                          (Registrant)
                          -----------


                                   By:


Date:  October 22, 1998            /s/ Robert L. Fishbune
                                   ----------------------
                                   Robert L. Fishbune
                                   Vice President and
                                     Chief Financial Officer



                           EXHIBIT INDEX


Exhibit
Number             Description of Document
-----               ----------------------
27*                 Financial Data Schedule


__________

*Filed Herewith.